Form 10-K
period 1993-12-26
TPI ENTERPRISES INC
filed 1994-03-25
CIK 96919

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 1993      COMMISSION FILE NUMBER 0-7961

                             TPI ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                       NEW JERSEY                              22-1899681
             (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                 Identification No.)
                 777 SOUTH FLAGLER DRIVE
                PHILLIPS POINT EAST TOWER
                WEST PALM BEACH, FLORIDA                           33401
         (Address of principal executive office)                 (Zip Code)


                                 (407) 835-8888
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON SHARES, PAR VALUE $.01 PER SHARE
                                (Title of Class)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes _X_  No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     Yes   No _X_

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $118,326,418 (as of March 15, 1994).

     The number of shares outstanding of the Registrant's common stock is 20,290,279 (as of March 15, 1994).
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement (pursuant to Regulation 14A) concerning the Annual Meeting of Shareholders is incorporated by reference to
Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Commission by April 25, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                           ---------
PART I
  Item 1.      BUSINESS..................................................................................          2
  Item 2.      PROPERTIES................................................................................          8
  Item 3.      LEGAL PROCEEDINGS.........................................................................          9
  Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................         10
               EXECUTIVE OFFICERS OF THE REGISTRANT......................................................         10
PART II
  Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.................         12
  Item 6.      SELECTED FINANCIAL DATA...................................................................         12
  Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....         13
  Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................         19
  Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......         44
PART III
  Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................         44
  Item 11.     EXECUTIVE COMPENSATION....................................................................         44
  Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................         44
  Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................         44
PART IV
  Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..........................         44
  SIGNATURES.............................................................................................         46
  FINANCIAL STATEMENT SCHEDULES..........................................................................        S-1
  FINANCIAL STATEMENTS OF SUBSIDIARY.....................................................................        W-1
  FINANCIAL STATEMENT SCHEDULES OF SUBSIDIARY............................................................       WS-1
  EXHIBIT INDEX..........................................................................................

                                     PART I

ITEM 1. BUSINESS

  General

     TPI Enterprises, Inc. (the "Company") is a New Jersey Corporation, incorporated in 1970. Its principal executive offices are located at 777 South Flagler Drive, Phillips Point, East Tower, Suite 909, West Palm Beach, Florida 33401, telephone (407) 835-8888.

CONTINUING OPERATIONS

  General

     The Company, through TPI Restaurants, Inc. ("Restaurants") is one of the largest restaurant franchisees in the United States. As of March 1, 1994, Restaurants owns and operates 258 restaurants including 191 Shoney's and 67 Captain D's in eleven states, primarily in the southern United States. TPI Restaurants is the largest Shoney's and Captain D's franchisee, operating more than four times as many Shoney's as the next largest Shoney's franchisee and more than three times as many Captain D's as the next largest Captain D's franchisee. The Company operates its Shoney's and Captain D's restaurants under license agreements with Shoney's, Inc., an unaffiliated public company. Approximately 84% and 16% of the Company's revenues from continuing operations in 1993 were from its Shoney's and Captain D's restaurants, respectively. "Shoney's" and "Captain D's" are registered trademarks of Shoney's, Inc. References to the Company include the operations of Restaurants.

  Shoney's

     Concept and Strategy. Shoney's are full-service, family-style restaurants which are generally open 18 hours per day, seven days per week, serving breakfast, lunch and dinner. Shoney's varied menu includes hamburgers, chicken, steaks, seafood and sandwiches as well as salad bars and breakfast bars. Shoney's offer a high quality dining experience at attractive prices; the average check per customer at the Company's Shoney's restaurants (based on entrees served at a sampling of restaurants) was approximately $5.46 for the year ending December 26, 1993.

     Shoney's has sought to differentiate themselves from similarly priced restaurants by providing a superior dining experience, excellent service and warm hospitality. Customers are greeted upon their arrival by a dining room manager who escorts them to their tables, where they are served by friendly waiters and waitresses. Shoney's restaurants are attractively styled using a contemporary mix of light woods, interior plants and earth tones. The Company places major emphasis on the quality, preparation and service of its food, the maintenance and repair of its premises and the appearance and conduct of its employees. Franchise agreements between Shoney's franchisees and Shoney's, Inc. require that all Shoney's restaurants conform to an express standard of appearance and menu content.

     Menu. Shoney's varied menu is designed to appeal to a broad spectrum of customers. Shoney's restaurants offer health-oriented soup and salad bars, which allow customers to prepare fresh salads using over 30 different items, and to choose from home-made soups. Shoney's popular breakfast bars, containing 40 different items, feature a variety of fresh fruits and traditional breakfast selections, including eggs, bacon, sausage, grits, home-fried potatoes, gravy, biscuits, muffins and specially prepared preserves. The breakfast bars have helped secure Shoney's position as a leader in the breakfast segment of the market, enabling Shoney's restaurants to have significant sales during all three daily meal periods. Pie shops are also now included in most of the Company's recently constructed Shoney's and are being added to most stores that are remodeled.

     The Company's menu strategy for its Shoney's restaurants is to provide distinctive, quality meals that represent good value and appeal to the varied dining preferences of its targeted customers. Shoney's strives to be sensitive to emerging food trends in order to exploit their sales potential. The restaurants feature separate menus for the three meal periods, and offer a wide variety of selections. Each restaurant offers a feature dessert which changes monthly and home-made soups which change weekly. Shoney's provides a complete dining experience, emphasizing value, speed of service, hospitality and menu diversity to a broad spectrum of value-conscious customers.

     In addition to its core menu, the Company has implemented a promotional program at its Shoney's restaurants offering a special feature entree at various times throughout the year. Successful promotional items may be later placed on the Shoney's regular daily menu. The Company also offers a senior citizen's discount and a children's menu at its Shoney's restaurants. The Company (in conjunction with its franchisor) continually modifies its Shoney's restaurant concept and menu in order to adapt to new market trends and to maintain its appeal to its traditional broad spectrum of customers. Management believes that, as a result of its diverse menu, its Shoney's restaurants are less dependent on the commercial success of any particular product than certain of its competitors.

     History. Shoney's restaurants have been in operation in the southern United States since 1952 and enjoy a high level of name recognition in that region. Shoney's restaurants (including those operated by Shoney's, Inc. and other franchisees) are now located in 37 states extending as far west as California. As of March 1, 1994, there were 917 Shoney's in operation, 568 of which are franchised.

     The Company currently operates 191 Shoney's which is approximately 34% of all franchised Shoney's restaurants and more than four times as many as the next largest Shoney's, Inc. franchisee. The Company's first Shoney's restaurant was opened in 1963. During 1993, the Company opened 18 newly constructed Shoney's restaurants and acquired six existing Shoney's restaurants. The Company closed nine underperforming Shoney's and relocated one restaurant in 1993 to a higher traffic location. Through March 1, 1994, the Company has opened four additional newly constructed restaurants and closed nine additional underperforming restaurants. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the restructuring charge recorded in 1993 and the Company's plans to close additional underperforming restaurants during 1994.

     The Company has the exclusive right to develop Shoney's restaurants in more than 80% of the geographic territory of Texas, including the San Antonio, Corpus Christi, Austin, Amarillo, El Paso and Fort Worth metropolitan areas, most of Dallas County and portions of Houston. The Company also has exclusive rights to build Shoney's restaurants in the Orlando, Florida area and portions of Broward and Palm Beach Counties in south Florida. In addition, the Company has agreed to develop a territory in eastern Michigan jointly with Shoney's, Inc. See "Reserved Area and License Agreements" for additional discussions of the Company's reserved areas.

  Captain D's

     Concept and Strategy. Captain D's are fast-service restaurants, specializing in seafood meals, and are generally open 12 hours per day, seven days per week. Captain D's restaurants project a nautical theme, with a distinctive wood or stucco exterior and an inviting interior decor featuring light wood tones, interior plants and brass accessories. The Captain D's concept also provides a take-out service including drive-through window service representing approximately one-half of its 1993 sales at Captain D's. The average check per customer at the Company's Captain D's (based on entrees served at a sampling of restaurants), including take-out, was approximately $4.62 during the year ended December 26, 1993.

     The Company's operating strategy with respect to its Captain D's restaurants is to seek to increase same store sales averages through the continued introduction and promotion of distinctive, high quality menu items, and through increased emphasis on customer service, food quality and cost management.

     Menu. The Captain D's menu is designed to capitalize on the trend of increased per capita consumption of seafood by serving fried fish fillets, broiled fish, shrimp, clams, stuffed crab in a natural shell and salads. To extend the appeal of its menu to all family members, Captain D's also serves hamburgers, chicken fillets, french fries, hush puppies and country style vegetables. Captain D's also offers broiled entrees to benefit from the increased health consciousness of its customers. The Company, in conjunction with Shoney's, Inc., continually develops and tests new items for the Captain D's menu and seeks to improve existing products. The Company's Captain D's have reduced their dependence on cod fish, the price of which has risen in recent years, by increasing sales of other high quality fish.

     History. Captain D's restaurants have been in operation in the southeastern United States since 1969. As of March 1, 1994, there were 639 Captain D's in operation, 309 of which are franchised. TPI Restaurants operates approximately 22% of the franchised Captain D's restaurants. The Company opened its first Captain D's restaurant in 1975 and presently operates 67 Captain D's in Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. During 1993, the Company opened two newly constructed Captain D's restaurants and closed four underperforming restaurants. Through March 1, 1994, the Company has opened one additional newly constructed restaurant and closed one additional underperforming restaurants.

  Other Restaurants

     During 1993, the Company closed all of its remaining Hungry Fisherman and Danver's restaurants. The Company recorded the estimated losses related to the disposition of these properties during 1992 and anticipates no future financial impact from these restaurants.

  Employees

     As of December 26, 1993, The Company had approximately 11,100 employees, including approximately 9,160 restaurant employees, 1,570 store management personnel (including field supervision and management-in-training), and 370 headquarters personnel (including commissary personnel). Employment in Shoney's restaurants is seasonal and is highest in the second and third quarters. None of the Company's employees are covered by a collective bargaining agreement.

  Competition and Markets

     The restaurant business is highly competitive. Key competitive factors in the industry are the quality, variety and value of the food products offered, quality and speed of service, advertising, name identification, restaurant location and attractiveness of facilities. There are a large number of national and regional chain operators, fast food restaurants and other family restaurants that compete directly and indirectly with the Company. Some of these entities have significantly greater financial resources and higher sales volume than does the Company. The restaurant business is often affected by changes in consumer tastes and discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, weather conditions, traffic patterns, employee availability, and the type, number and location of competing restaurants. Any change in these factors could adversely affect the Company. In addition, factors such as inflation and increased food, labor and other employee compensation costs could also adversely affect the Company.

  Financial Controls

     The Company maintains centralized accounting controls for all of its restaurants through the use of computerized management information systems. Weekly reports of individual restaurant sales, labor costs, food costs and other expenses and daily reports of sales, all with comparisons to prior periods, give the Company's management current operating results by restaurant as well as on a company-wide basis.

     The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies or to finance receivables or inventory, they may be used for non-current capital expenditures. Therefore, the Company, like many other companies in the restaurant industry, normally operates with a working capital deficit.

  Acquisition and Distribution of Food and Supplies

     To achieve consistent food quality and control costs, the Company centrally purchases all major food and supply items used in its restaurants. These items, which account for approximately 98.4% of all food and supplies used, are delivered to the Company's commissary centers in Memphis, Tennessee and Charlotte, North Carolina, from which they are redistributed at least twice weekly to its restaurants. The Memphis distribution center contains 80,000 square feet of storage area, and the Charlotte distribution center contains 70,000 square feet of storage area. Since 1990, the range of products provided from the commissary has been significantly expanded from that provided in prior years. This strategy has led to reduced costs and consistent food quality and freshness and should continue to do so as the commissary operations are expanded to serve additional restaurants. The commissary centers are able to control costs by purchasing food and supply items in bulk quantities in anticipation of future needs and price increases. The Company uses its trucks to backhaul approximately 80% of the food items carried by the commissary, resulting in significant cost savings. In addition, the Company has begun backhauling for third parties in 1994.

     The Company's ability to maintain consistent quality throughout its chain of restaurants depends in part upon the ability to acquire food products and related items from reliable sources. In situations when supplies may be expected to become unavailable or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase quantities for future use. The Company currently has no material long-term contracts for any of the items used in its restaurants and adequate alternative sources are believed to be available. However, certain items are purchased under agreements with vendors, negotiated from time to time, based on the Company's expected annual usage. Such agreements generally include an annual pricing schedule.

  Reserved Area and License Agreements

     Shoney's. The Company operates its Shoney's restaurants under a series of reserved area agreements, pursuant to which Shoney's, Inc. has granted the Company the exclusive right to develop Shoney's restaurants within specified geographic areas, and license agreements entered into between the Company and Shoney's, Inc. The existing license agreements for Shoney's generally providefor 20-year terms with 20-year renewal options subject to the satisfaction of certain conditions. The current expiration dates of the Shoney's license agreements, including renewals, range from 2016 to 2033. In 1993, the average royalty fee paid by the Company for its Shoney's restaurants was 1.9% of gross sales compared to 3.5% which new franchisees are currently being required to pay. Shoney's restaurants built by the Company pursuant to its reserved area agreements will be subject to varying royalty rates of up to 3.0% of sales.

     The license agreements impose specifications as to the preparation of the products as well as general procedures, such as advertising, maintenance of records, protection of trademarks and provisions for inspection by the franchisor. The license agreements also require the prior approval of Shoney's, Inc. (not to be unreasonably withheld) in order for the Company to close any of its Shoney's restaurants. Termination of the license agreements may be effected for breach of conditions of the agreements, including sale of adulterated products or failure to meet proper standards of quality and sanitation. The Company has never been subjected to any involuntary termination of its license agreements.

     Several of the Company's reserved area agreements include expansion schedules requiring the Company to develop a minimum number of stores over a defined period of time. The reserved area agreement for 28 counties in Texas, which covers Fort Worth and much of Dallas County, requires the development of 14 Shoney's restaurants over a nine year period ending in 1996. To date, the Company has opened five restaurants in the reserved area. The Company's development agreements for expansion of the Shoney's concept in certain parts of Broward and Palm Beach Counties in south Florida, northwest Harris County, Texas, and Maricopa County, Arizona, require the development of seven restaurants in the Florida area by 2003, six restaurants in the Harris County area by 1998, and three stores in the Arizona area by 1997. There were no restaurants opened in these three areas during 1993, but one store has opened in each of the Harris County, Texas area and the Florida area since December 26, 1993. In addition, the Company has agreed to develop a territory in eastern Michigan jointly with Shoney's, Inc. The agreement requires 13 stores to be opened at a rate equal to Shoney's Inc. in the area, which is expected to approximate two to three stores per year. The Company opened one store in this area during 1993 and one store during January, 1994. If above schedules are not satisfied, Shoney's, Inc. has the right to terminate the Company's exclusive rights in these areas. The reserved area agreements permit the Company to open as many Shoney's restaurants as it deems desirable within such reserved territories in compliance with the terms of the reserved area agreement, in addition to those required to be open in accordance with the development schedule.

     The Company is a party to other exclusive territory agreements in the areas of its Shoney's operations, including agreements covering over 170 additional counties in Texas; all of Arkansas; over 75 counties in North Carolina; over 30 counties in Mississippi; over 20 counties in Tennessee; and several additional counties in Georgia, South Carolina, Florida and Alabama. With respect to the reserved areas described in the preceding sentence, the Company has no required development schedule and is entitled to open as many Shoney's restaurants in such reserved areas as it deems desirable in compliance with the terms of the reserved area agreements. Shoney's, Inc. may terminate any reserved area agreement upon the default by Restaurants under the terms of any license agreement for operation of a Shoney's restaurant within such reserved area. In addition, the reserved area agreement covering the 28 counties in Texas provides that Shoney's, Inc. may terminate such reserved area agreement upon the expiration of more than 10% of the Company's license agreements for Shoney's restaurants within such reserved area (without replacing those restaurants within two years following such expiration). The Company has never had a reserved area agreement involuntarily terminated by Shoney's, Inc.

     Captain D's. The Company's Captain D's restaurants are operated under individual license agreements with Shoney's, Inc. The Company has the right to develop Captain D's in 124 counties in seven southeastern states (Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee). The Company must open an aggregate of 32 new Captain D's, by July 11, 2011, at a rate of two restaurants per year. The reserved area agreement permits the Company to open as many Captain D's restaurants as it deems desirable within its reserved territories in addition to those required to be opened in accordance with the development schedule. The reserved area agreement provides that Shoney's, Inc. may terminate the reserved area agreement (i) upon the default by Restaurants under the terms of any license agreement for operation of a Captain D's restaurant or (ii) after July 11, 2011, upon the expiration of more than 10% of Restaurants' license agreements for Captain D's (without replacing those restaurants within two years following such expiration).

     The Company's existing license agreements for Captain D's generally provide for 20-year terms with two 20-year renewal options subject to the satisfaction of certain conditions. The current expiration dates of the license agreements, including renewals, assuming compliance with the expansion schedule in the Captain D's reserved area agreement, range from 2035 to 2052. In 1993, the average royalty paid to Shoney's, Inc. by the Company's Captain D's was 1.5% of sales.

  Advertising and Promotion

     The license agreements for the Company's Shoney's and Captain D's restaurants require that the Company pay fees equal to 0.35% and 0.65% of sales, respectively, in addition to its franchise fees, which are put into production funds and used by the franchisor to produce radio and television commercials and printed advertising materials. Shoney's, Inc. uses such commercials in its nationwide advertising and marketing program. The Company is also required to spend for local marketing on its own behalf and through a cooperative in which other franchisees and Shoney's, Inc. participate. The aggregate amount spent by the Company in 1993 for such advertising, inclusive of the fee paid to the franchisor described above to the production funds, was approximately 3.3% of sales. As part of such local marketing, the Company purchases television and radio spots to air commercials produced by the franchisor. The Company also advertises Shoney's and Captain D's restaurants extensively on billboards. Through such advertising, management believes that Shoney's and Captain D's have a high level of name recognition and positive customer perceptions on key attributes of food quality, service and atmosphere. As part of its marketing program, the Company offers several weekly promotions, including free nights for children, special senior citizens' discounts and "all-you-care-to-eat" seafood buffets at Shoney's restaurants. In addition, the Company distributes coupons through local newspapers and direct mail as part of its advertising campaign.

  Regulation

     The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and other working conditions. Significant numbers of the Company's food service personnel are paid at rates related to the federal and state minimum wage, and accordingly, increases in the minimum wage increase the Company's labor costs.

     TPI Transportation, Inc., a wholly-owned subsidiary of Restaurants, obtained a license from the Interstate Commerce Commission to conduct interstate trucking and is subject to applicable federal regulations relating to interstate trucking.

     Each Company restaurant is subject to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining or renewing any required licensing or approval could affect the Company's restaurants.

     The Company is also subject to various federal, state and local laws regulating the discharge of materials into the environment. The cost of developing restaurants has increased as a result of the Company's compliance with such laws. Such costs relate primarily to the necessity of obtaining more land, landscaping and below surface storm drainage and the cost of more expensive equipment necessary to decrease the amount of effluent emitted into the air and ground.

     The Company believes it is in material compliance with the regulations to which it is subject.

  Other Activities

     Insurex Agency, Inc., a wholly-owned subsidiary of Restaurants, was organized as a Tennessee corporation in 1975 for the purpose of acting as agent for property and casualty, workers' compensation, life and health and other insurance policies for Restaurants, other corporations and the general public. Approximately 98% of the insurance premiums written by Insurex are for insured entities not affiliated with Restaurants.

     Insurex Benefits Administrators, Inc., ("IBA") a wholly-owned subsidiary of Restaurants, was organized as a Tennessee corporation in 1989 for the purpose of operating as a third party administrator of medical and dental claims for Restaurants and other corporations. Approximately 98% of IBA's revenues are from other corporations.

     Maxcell Telecom Plus, Inc.'s ("Maxcell"), a wholly-owned subsidiary of the Company, original business plan was to create a cellular telephone network that would operate throughout the southeastern United States. In 1986, Maxcell disposed of substantially all of its remaining interests in the cellular business. Since 1986, Maxcell has had no operations and its only significant asset is cash. Beginning in late 1988, and extending to 1989, Maxcell invested approximately $150,000 to participate in lotteries held by the Federal Communication Commission ("FCC") for rights to develop cellular systems for approximately 300 markets. Maxcell continues to have outstanding applications for markets which may be re-lotteried by the FCC. Maxcell does not intend to apply for any new permits from the FCC or to conduct any non-restaurant business other than in connection with the permits for which applications are pending. There can be no assurance that such markets will be re-lotteried or that Maxcell would win any such lottery. See Item 1 "Legal Proceedings".

  Discontinued Operations

     On February 24, 1989, the Company, through its wholly-owned subsidiary, TPI Entertainment, Inc. ("Entertainment"), acquired leasehold interests and other assets related to the operation of 55 movie theaters from American Multi-Cinema, Inc. ("AMC"), a wholly-owned subsidiary of AMC Entertainment Inc. ("AMCE"), subject to a management agreement and certain other agreements, which subsidiary at that time held 6,275,144 shares of the Company's common stock. On March 4, 1991, Entertainment entered into the General Partnership Agreement of Exhibition Enterprises Partnership (the "Partnership Agreement") with Cinema Enterprises, Inc. ("CENI"), a Missouri corporation and a wholly-owned subsidiary of AMC, forming Exhibition Enterprises Partnership, a New York general partnership (the "Partnership").

     Pursuant to the Partnership Agreement, effective April 19, 1991, (a) Entertainment contributed to the Partnership its interest in the assets (subject to certain exclusions) relating to the 57 movie theaters Entertainment then owned and other leasehold interests, subject to obligations under notes, loans and capital leases, (b) the Partnership assumed certain liabilities of Entertainment and (c) CENI contributed to the Partnership 3,800,000 shares (the "Shares") of common stock, par value $.01 per share of the Company. Thereafter, the Partnership distributed the shares and cash to Entertainment. The Company agreed to pledge all of the issued and outstanding stock of Entertainment and its interest in the Partnership as security fora bank loan and agreed to guarantee the obligations of the Partnership pursuant to the loan documents.

     On May 28, 1993, the Company completed the sale of its 50% interest in the Partnership to AMC for $17,500,000.

ITEM 2. PROPERTIES

  General

     The Company's executive offices are located at 777 South Flagler Drive, West Palm Beach, Florida where it occupies approximately 4,800 square feet of space under a lease expiring in 1999 and providing for an annual base rent of approximately $119,000. The lease requires the Company to pay certain operating expenses and contains escalation clauses relating to real estate taxes and the like. Such payments currently aggregate approximately $50,000.

     Restaurants' corporate headquarters is located in Memphis, Tennessee in a leased building consisting of approximately 48,000 square feet. The lease agreement, which expires December 1995, provides for an annual rent of $84,000 and requires the Company to pay certain expenses of approximately $95,000 annually. Restaurants operates its commissary centers in leased facilities in Memphis, Tennessee and Charlotte, North Carolina consisting of 80,000 and 70,000 square feet of storage area in each location, respectively.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's plans to consolidate its West Palm Beach, Florida office with its Memphis, Tennessee office in a new facility in West Palm Beach, Florida.

  Restaurants

     The majority of the Company's Shoney's restaurants are free standing buildings of approximately 5,000 square feet and 170 seats. The average cost of building and equipment per restaurant opened in

1993 was approximately $945,000. Land costs averaged approximately $511,000 for each new restaurant during 1993.

     Each Captain D's is a free standing building of approximately 2,200 square feet and 70 seats. Building and equipment costs currently total approximately $465,000 for each restaurant. Land costs averaged approximately $146,000 for each new restaurant in 1993.

     A majority of the operating restaurant properties used by Restaurants are leased from others under noncancelable agreements. The following table sets forth certain information regarding Restaurants' restaurant properties as of March 1, 1994:

                                                              LAND AND           LAND LEASED,           LAND AND
TYPE OF RESTAURANT                                         BUILDING OWNED       BUILDING OWNED       BUILDING LEASED       TOTAL
- -------------------------------------------------------  -------------------  -------------------  -------------------  -----------
Shoney's...............................................              67                   41                   83              191
Captain D's............................................              27                   26                   14               67
                                                                     --                   --                   --              ---
                                                                     94                   67                   97              258
                                                                     ==                   ==                   ==              ===

     Most of the restaurant leases provide for 10 to 25 year initial terms, with renewal options by Restaurants for additional periods ranging from 5 to 15 years. The leases generally have rents which are the greater of a fixed minimum amount or a percentage of gross sales ranging from 1.0% to 6.5%. The following table summarizes the expiration dates of the original or current terms of all of Restaurants' leases and the number of related leases currently having renewal options.

                                                                                         NUMBER OF          NUMBER WITH
LEASE TERM EXPIRES                                                                        LEASES          RENEWAL OPTIONS
- ------------------------------------------------------------------------------------  ---------------  ---------------------
1994................................................................................             3                   2
1995-1999...........................................................................            66                  53
2000-2004...........................................................................            33                  22
2005-2009...........................................................................            56                  54
2010................................................................................             6                   4

     The Company's experience has been that where leases do not contain renewal options and Restaurants desires to continue operating at the same location, negotiating a new lease at competitive terms has been possible. However, prior to negotiating a new lease (or exercising a renewal option ), the Company carefully reviews the site location to determine if it continues to be optimal. The Company has from time to time found alternative locations in the same area to be more desirable. The amount of rent varies considerably from lease to lease. Restaurants' philosophy is to own its restaurant sites in each situation where possible and to utilize lease financing, as necessary, to supplement other financing sources.

ITEM 3. LEGAL PROCEEDINGS

  Maxcell Telecom Plus, Inc., et al., v. McCaw Cellular Communications, Inc., et al.

     On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc., filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint against McCaw Cellular Communications, Inc. ("McCaw"), Charisma Communications Corp. ("Charisma") and various related parties, relates to McCaw's failure to disclose the existence of a side agreement between McCaw and Charisma to share in the net profits from the resale of certain cellular properties which were sold by the Company to McCaw. The Company seeks recision of the sales contract and damages based upon the defendants alleged fraudulent misrepresentation, breach of fiduciary duty, conspiracies and tortious interference with contracts. The Company's attorney's are unable at this time to state the likelihood of a favorable outcome.

  EEOC Settlement

     On January 15, 1993, Restaurants settled a class action lawsuit with the U.
S. Equal Employment Opportunity Commission, which primarily related to events occurring prior to Restaurants' acquisition by the Company. Under the Settlement, Restaurants did not admit any violation of law, but will pay approximately $880,000, which was substantially provided for in 1990, during the first quarter of 1994 to satisfy the back pay and damages portion of the lawsuit as well as interest accrued from the date the lawsuit was filed. Restaurants also has undertaken certain affirmative action measures to promote the hiring of minorities and report to the EEOC on a semi-annual basis the results of these measures through 1995.

  Other Proceedings

     The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of the management of the Company that the outcome of such litigation will not have a material adverse effect on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended December 26, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in its entirety in the Proxy Statement.

     The following sets forth certain information regarding the Company's executive officers:

     NAME                           AGE                            POSITIONS HELD WITH THE COMPANY
- -------------------------------  -----------  ---------------------------------------------------------------------------
Stephen R. Cohen...............          51   Chairman of the Board of TPI Enterprises and TPI Restaurants; Director of
                                                TPI Enterprises and TPI Restaurants
J. Gary Sharp..................          47   President and Chief Executive Officer of TPI Enterprises; President of TPI
                                                Restaurants; Director of TPI Enterprises and TPI Restaurants
Frederick W. Burford...........          44   Executive Vice President, Chief Financial Officer and Treasurer of TPI
                                                Enterprises; Vice President, Chief Financial Officer and Treasurer of TPI
                                                Restaurants; Director of TPI Enterprises and TPI Restaurants
Robert A. Kennedy..............          45   Executive Vice President and Secretary of TPI Enterprises; Vice Chairman of
                                                the Board and Secretary of TPI Restaurants; Director of TPI Restaurants
Haney A. Long, Jr..............          48   Vice President, Procurement and Distribution of TPI Restaurants
Patricia M. Watts..............          38   Assistant Secretary of TPI Enterprises; Assistant Treasurer of TPI
                                                Restaurants
Patricia Hildebrand............          61   Vice President, Administration of TPI Enterprises

     Stephen R. Cohen has served as Chairman of the Board of Directors of TPI Enterprises since 1976 and of TPI Restaurants since 1988. He served as President of TPI Enterprises from September 1976 through January 1980. He served as Chief Executive Officer of TPI Enterprises from 1965 to March 1993 and Chief Executive Officer of TPI Restaurants from 1988 to March 1993.

     J. Gary Sharp was an employee of Shoney's, Inc. from 1969 through 1986 holding positions ranging from store manager to group Vice President of all of Shoney's, Inc.'s operations. He left Shoney's, Inc. in 1986 to own and operate franchises in Orlando, Florida and was President of Sharp

Concepts, Inc. from 1985 through September 1989. Mr. Sharp has served as President, Chief Operating Officer and a Director of TPI Restaurants since 1989. Mr. Sharp was elected a Director of TPI Enterprises in April 1992. He was named Chief Executive Officer of TPI Enterprises in March 1993.

     Frederick W. Burford joined TPI Restaurants in November 1991, after 14 years in top management positions at The Promus Companies (formerly Holiday Corporation). Mr. Burford was a Corporate Vice President and served in capacities as both Treasurer and Controller at the Promus Companies. Mr. Burford was elected Vice President, Chief Financial Officer, Treasurer and a Director of TPI Restaurants in November 1991. He was named Executive Vice President, Chief Financial Officer, Treasurer and a Director of TPI Enterprises, Inc. in March 1993.

     Robert A. Kennedy joined TPI Enterprises in February 1977 as a Vice President and was elected Executive Vice President in February 1985 and Secretary in September 1988. Mr. Kennedy was a Director of TPI Enterprises between August 1984 and March 1993. Mr. Kennedy was elected Vice Chairman of the Board and Assistant Secretary of TPI Restaurants in 1989, Secretary in 1991 and a Director in 1988.

     Haney A. Long, Jr., joined TPI Restaurants in November, 1989 as Vice President of Procurement and Distribution. Prior to joining the Company, Mr. Long served as Senior Vice President of Procurement at Rich SeaPak Corporation between 1979 and 1989. He also served as Executive Director of Commissary Operations for Shoney's, Inc., between 1975 and 1977. He was elected Director of TPI Restaurants in June 1993.

     Patricia M. Watts joined TPI Restaurants in April 1992. She was elected Assistant Treasurer of TPI Restaurants in August 1992. Prior to joining TPI Restaurants, Ms. Watts served in a variety of planning and analysis positions at The Promus Companies, Inc. She was elected Assistant Secretary of TPI Enterprises in June 1993.

     Patricia Hildebrand joined TPI Enterprises in 1976 as assistant to Stephen
R. Cohen. She was elected Vice President of Administration of TPI Enterprises in August 1989.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                SHAREHOLDER MATTERS

     The Company's common shares are traded in the National Market System of the over-the-counter market (NASDAQ symbol: TPIE). As of March 15, 1994, there were 1,947 shareholders of record of the Company's common shares. The following table sets forth, for the periods indicated, the high and low sales prices, as reported by the National Quotation Bureau, Incorporated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The Company has never paid any dividends on its common shares. The Company currently intends to retain all earnings, if any, to support the development and growth of the Company's restaurant business. Accordingly, the Company does not anticipate that any cash dividends will be declared on its common shares for the foreseeable future. The indentures covering the 8 1/4% Convertible Subordinated Debentures and the 5% Convertible Senior Subordinated Debentures prohibit the payment of cash dividends while the debentures remain outstanding. The Company's credit facility also limits the payment of dividends by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                            1993                  1992                  1991
                                                    --------------------  --------------------  --------------------
                                                      HIGH        LOW       HIGH        LOW       HIGH        LOW
                                                    ---------  ---------  ---------  ---------  ---------  ---------
First Quarter.....................................  $  10 7/8  $   8 1/8  $   7 3/8  $   5 3/4  $   7      $   4 5/8
Second Quarter....................................     10 1/2      7 1/2      7 1/8      5 7/8      7 1/2      5
Third Quarter.....................................     12          9 3/8      6 7/8      5 1/8      6 5/8      3 1/2
Fourth Quarter....................................     12 1/2      9 3/4      8 7/8      6 1/4      7          5 3/8

ITEM 6. SELECTED FINANCIAL DATA

     The Company recognized a $5,273,000 gain, net of tax, in 1993 following the sale of its remaining interest in Exhibition Enterprises Partnership (the "Partnership"). During 1992, the Company recorded an extraordinary loss, net of tax, of $11,949,000 in connection with an early extinguishment of debt. (See
Note 6 to the Consolidated Financial Statements.) During 1990, the Company recognized an after-tax gain of approximately $11,600,000 from the sale of a cellular telephone construction permit by its wholly-owned subsidiary Maxcell Telecom Plus, Inc. Discontinued operations include the results of TPI Entertainment, Inc. ("Entertainment") since February 24, 1989. Discontinued operations also include the gains or losses resulting from the disposal of the discontinued operations of Entertainment, as well as the Company's telecommunication business discontinued in 1986. The balance sheet data at December 31, 1992 and 1991 reflect Entertainment's investment in the Partnership. See Note 3 to the Consolidated Financial Statements for a discussion of the various disposals of discontinued operations, including the settlement of the disputes concerning the stock sale to Siemens Information Systems, Inc. in November 1991 and the sale of Entertainment's interest in its movie theater operations.

                                                                 STATEMENT OF OPERATIONS DATA
                                                                       FISCAL YEAR ENDED
                                           -------------------------------------------------------------------------
                                           DECEMBER 26,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               1993           1992           1991           1990           1989
                                           -------------  -------------  -------------  -------------  -------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue..................................   $   289,439    $   277,390    $   261,130    $   252,370    $   235,670
Income (loss) from continuing
operations...............................       (36,488)           662        (12,053)         5,731         (4,918)
Income (loss) before extraordinary item
  and cumulative effect of accounting
changes..................................       (31,215)           662         10,667          1,528         (4,648)
Net income (loss)........................       (31,215)       (14,125)        10,667          1,528         (4,648)
Income (loss) per share from continuing
operations...............................         (1.81)           .04           (.63)           .26           (.21)
Net income (loss) per share..............         (1.55)          (.77)           .55            .07           (.20)

                                                                      BALANCE SHEET DATA
                                           DECEMBER 26,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               1993           1992           1991           1990           1989
                                           -------------  -------------  -------------  -------------  -------------
                                                                    (DOLLARS IN THOUSANDS)
Working capital (deficiency).............   $   (10,796)   $     2,734    $    28,123    $    18,218    $    11,610
Total assets.............................       258,839        255,607        282,794        427,037        444,614
Short-term obligations...................         1,728          5,278         18,905         10,399          9,822
Long-term obligations including minority
interest.................................       106,773        110,937        107,710        213,986        217,229
Shareholders' equity.....................        70,559         83,650         97,318        110,489        110,742

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  1993 Compared to 1992

  Revenues

     Revenues for 1993 increased to $289.4 million, 4.3% over the $277.4 million earned last year. New restaurants accounted for $30.4 million of 1993 revenues, while comparable store sales declined $7.2 million, or 3.3%, in the Shoney's concept and remained flat in the Captain D's concept. The first twelve weeks of new restaurants operations are excluded from the comparable store sales computation. Revenues from closed stores, primarily Hungry Fisherman and Danver's restaurants, which are excluded from 1993 sales, totalled $11.2 million in 1992. The Company's comparable store sales have declined 4.4% in the Shoney's concept through March 13, 1994, although overall Shoney's sales have increased 3.5%.

  Costs and Expenses

     Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1993 and 1992 is shown below.

                                                                                          1993       1992
                                                                                        ---------  ---------
Food, supplies and uniforms...........................................................       35.2%      34.6%
Restaurant labor and benefits.........................................................       31.2%      29.2%
Restaurant depreciation and amortization..............................................        4.7%       4.1%
Other restaurant operating expenses...................................................       17.7%      16.2%
                                                                                        ---------  ---------
                                                                                             88.8%      84.1%
                                                                                        ---------  ---------
                                                                                        ---------  ---------

     The Company's food costs suffered from significant price increases in several high volume commodities during 1993, including pork, eggs and shrimp. These increases were partially offset by a decrease in white fish prices, which contributed to a decrease in food costs as a percentage of revenues in the Company's Captain D's restaurants. Most restaurant operating expenses, including restaurant labor, restaurant depreciation and amortization, repairs and maintenance, utilities and advertising, are relatively fixed, and accordingly, a decrease in same store sales results in an unfavorable margin impact. Management recently completed an extensive review of the Company's exposure resulting from its self insurance program for workers' compensation and general liability. The review, which was based on improved data available to the Company relating to the trend in claims development, indicated that the Company's reserves for retained losses were near the lower end of the expected range of possible losses. Management determined it would be appropriate to increase the Company's reserves to better reflect the likely outcome of its liability within the possible range of losses. Accordingly, as of the end of the fourth quarter of 1993, workers' compensation insurance reserves were increased by charging $4.5 million to restaurant labor and benefits and $0.7 million to general and administrative expenses. Also, a charge of $1.8 million was made to other restaurant operating expenses and $0.6 million to the gain on sale of discontinued operations (theater operations) to increase the general liability insurance reserves.

     General and administrative expenses declined as a percentage of revenues from 10.2% in 1992 to 9.9% in 1993. The Company continued to experience savings during 1993 from the restructuring and relocation of TPI Enterprises, Inc.'s headquarters in the latter half of 1992. In addition to the workers' compensation reserve adjustment described above, the Company recorded charges of $1.2 million following the termination and settlement of its retirement plan in December 1993 and $0.9 million resulting from the reduction in the discount rate used to compute the Company's deferred compensation obligations. General and administrative expenses for 1992 include a $1.1 million charge to pension expense resulting from the early retirement of a senior executive officer.

  Restructuring Charges

     The Company adopted a restructuring plan as of the end of the fourth quarter of 1993 which includes (i) closing or relocating 31 of its restaurants by the end of 1994, (ii) not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms and (iii) restructuring divisional management and consolidating the Company's two corporate offices. After an in-depth evaluation of the Company's Shoney's and Captain D's restaurants, management has identified 31 restaurants, which have not performed well and appear to have a limited potential for improvement in the future, to be closed or relocated. Included in these restaurants are five Shoney's and four Captain D's closed in December 1993. With respect to the restaurants closed or to be closed, the Company recorded $19.8 million of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets has been permanently impaired, and accordingly, recorded a charge of $4.5 million primarily for the write-down of assets. The Company is continuing its efforts to restructure and downsize corporate overhead by consolidating its Memphis, Tennessee corporate office with its headquarters office in West Palm Beach, Florida. The Company recorded approximately $1.8 million for the cost of moving the Memphis office and $1.3 million for the write-off of assets and accrual of remaining lease obligations at the Company's present facilities. In addition, the Company accrued $1.2 million for severance costs and other costs relating to the restructuring of divisional and corporate overhead. Further, the Company wrote down vacant properties to net realizable value and revised its estimated loss with respect to units closed prior to 1993 by increasing its restructuring charge and related reserve by $6.5 million.

     The Company's restructuring charges of $3.6 million in 1992 consisted of a $4.0 million provision for closed units relating primarily to the closings of the remaining Hungry Fisherman restaurants, and a $0.4 million reduction in previously accrued reserves relating to the 1991 charge of $2.8 million for restructuring the Company's operations and moving its headquarters.

  Other Income and Expenses

     Interest income decreased $3.0 million, primarily due to interest earned in 1992 on income tax refunds. During the third quarter of 1992, the Company refinanced Restaurants' 14 1/4% Senior Subordinated Notes. Primarily as a result of this debt restructuring, and the investment by the Airlie Group, L.P., and other related parties (the "Airlie Group"), in March 1993, interest expense decreased $3.8 million in 1993 compared to 1992.

  Discontinued Operations

     The Company realized a $5.3 million gain, net of $2.7 million of income tax expense, on the sale of its investment in Exhibition Enterprises Partnership in 1993.

  Extraordinary Item and Cumulative Effect of Accounting Changes

     The Company recorded a charge to income of $11.9 million during 1992 in connection with the refinancing of Restaurants' 14 1/4% Senior Subordinated Notes. The Company also recorded charges of $2.8 million during 1992 relating to the implementation of Financial Accounting Standard No. 112, "Employers' Accounting for Postemployment Benefits" and Financial Accounting Standard No. 109, "Accounting for Income Taxes".

  1992 Compared to 1991

  Revenues

     Revenues increased in 1992 by $16.3 million, or 6.2%, to $277.4 million from $261.1 million in 1991. New restaurants contributed additional sales of $15.7 million and comparable store sales increased $5.2 million, or 2.5%, in the Shoney's concept. These increases were partially offset by decreases totalling $2.4 million in revenues from closed restaurants. The Hungry Fisherman concept recorded $7.7 million in revenue during the eleven periods in 1992 prior to the Company's decision to close the restaurants compared to $10.0 million in 1991.

  Costs and Expenses

     Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1992 and 1991 is shown below.

                                                                                          1992       1991
                                                                                        ---------  ---------
Food, supplies and uniforms...........................................................       34.6%      36.5%
Restaurant labor and benefits.........................................................       29.2%      29.6%
Restaurant depreciation and amortization..............................................        4.1%       3.9%
Other restaurant operating expenses...................................................       16.2%      16.0%
                                                                                        ---------  ---------
                                                                                             84.1%      86.0%
                                                                                        ---------  ---------
                                                                                        ---------  ---------

     The Company's food cost decreased as a percentage of revenue due to the decline in the market price of certain food items purchased by the Company, including beef, pork, poultry and coffee. Improvements in commissary operations as well as reduced waste at the stores, resulting in part from advancements in product packaging, contributed to this decrease. Labor costs at the restaurants decreased slightly at the restaurants due to management's efforts to ensure minimal under-and over-staffing and reduce employee overtime. Restaurant depreciation and amortization was negatively impacted by new construction and the Company's ongoing remodeling program. The additional number of units operating also resulted in increased facilities costs included in other operating expenses.

     General and administrative expenses decreased $2.1 million, or 1.4% as a percentage of revenues, in 1992. Increased employee contributions and improved claims experience resulted in a decrease of $1.3 million in healthcare costs allocated to general and administrative expenses. In addition, savings in other insurance costs and improved absorption of general and administrative costs by the Company's commissary operations were partially offset by increases in incentive compensation, advertising and professional fees. The Company also recorded pension expense of $1.1 million in 1992 in connection with the retirement of a senior executive officer. Finally, the Company realized savings of approximately $0.6 million in the latter half of the year from the restructuring of its operations and relocation of its headquarters.

     Other costs and expenses decreased $2.6 million, or 1.0% as a percentage of revenues, due to losses recorded in 1991 relating to the disposition of certain fixed assets, including certain parts of its computer system and software and certain restaurant fixed assets.

  Restructuring Charges

     During 1992, the Company recorded net restructuring charges of $3.6 million, consisting of a $4.0 million provision for closed units relating primarily to the closing of the remaining seven Hungry Fisherman restaurants, and a $0.4 million reduction in previously accrued reserves relating to the 1991 charge of $2.8 million for restructuring the Company's operations and moving its headquarters. The credit resulted from the sublease of the Company's facilities at its former location, which was not anticipated in the original reserve estimate. Restructuring charges in 1991 also include a provision for closed units of $1.6 million.

  Other Income and Expenses

     Interest income for 1992 increased by $0.5 million, primarily resulting from interest on income tax refunds received in 1992 following the resolution of certain prior year income tax examinations. Interest expense decreased $3.9 million due to the Company's repurchase of $15.9 million principal amount of Restaurants' 14 1/4% Senior Subordinated Notes during March and April of 1992 and the refinancing of an additional $82.7 million as of July 29, 1992.

  Liquidity and Capital Resources

     Working capital declined from $2.7 million in 1992 to a deficiency of $10.8 million in 1993 due primarily to the utilization of cash on hand at the end of 1992 for 1993 capital expenditures in the Company's restaurant operations and the increase in current liabilities resulting primarily from an increase in insurance reserves. Net cash provided by operating activities increased from $17.6 million in 1992 to $19.6 in 1993 primarily due to the impact of a net increase in revenues. Approximately 92% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 3 days. Because the Company's payables, including amounts for inventory and other operating expenses, are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit.

     During 1993, the Company invested $54.5 million in capital expenditures, including $27.4 million for the acquisition of sites and construction of 20 new Shoney's restaurants and 2 new Captain D's, $8.9 million for the acquisition of six operating Shoney's restaurants, $7.5 million for the remodeling of 16 Shoney's and 29 Captain D's, $3.9 million for maintenance type capital expenditures and $1.6 million for sites to be constructed in 1994. The remaining $5.2 million relates primarily to the purchase of additional trailers and commissary equipment and the acquisition of a new computer and related components. The acquisitions of the six operating Shoney's restaurants include three in northern Palm Beach County, Florida, two in the Phoenix, Arizona area and one in Houston, Texas. In connection with these acquisitions from other Shoney's franchisees, the Company acquired the exclusive rights to construct and operate Shoney's restaurants in the surrounding areas and has agreed to develop these areas in accordance with specific market development agreements with its franchisor.

     The Company has various other reserved areas with minimum development requirements . Requirements for 1994 include the construction of one Shoney's in the West Palm Beach area and the same number of Shoney's in the Michigan reserved area as constructed by Shoney's, Inc., which is expected to be two restaurants. The Company has opened four Shoney's restaurants in 1994 as of March 1, including two units required to meet the 1993 development schedule, and plans to construct an additional four new and three replacement Shoney's restaurants in 1994. The total cost of the eleven units constructed or to be constructed in 1994 is expected to be $15.5 million. Aggregate commitments beyond 1993 require 38 restaurants to be constructed in the Company's reserved areas in Phoenix, West Palm Beach, Michigan, Houston, and certain other counties in Texas prior to April 6, 2003. The Company believes that there is substantial potential to expand its Shoney's restaurants within the Company's existing markets as well as within the other areas in which the Company has been granted exclusive rights by Shoney's, Inc.

     The Company has the right to develop Captain D's restaurants in 124 counties in seven Southeastern states (Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee). To avoid termination of the reserved area agreement, the Company is required to open 32 additional Captain D's by July 11, 2011. The Company plans to open three Captain D's in 1994, including one which opened in January, at an approximate total cost of $2.2 million. In addition to the construction of new Shoney's and Captain D's, the Company anticipates investing $9.4 million on remodels and incurring maintenance and other capital expenditures of $4.0 million in 1994.

     The acquisition of the three Florida restaurants in 1993 for $5.1 million included the assumption of long term debt and capitalized lease obligations of $2.0 million in addition to the issuance of 94,300 shares of common stock valued at $895,000 at the date of the acquisition. The remainder of the 1993 capital expenditures were financed using cash flows from operations, proceeds from the investment in the Company by the Airlie Group and borrowings on the Credit Facility with a syndicate of banks (the "Credit Facility").

     The Company's Credit Facility was renegotiated in March 1993 in connection with the Airlie investment (described below). The Credit Facility, which previously consisted of a term loan and a revolving loan was restructured and currently consists of a $50.0 million revolving credit facility, which bears interest at either a defined base rate or a rate based on the London Interbank Offered Rate. The amount available for borrowing under the Credit Facility is reduced by any outstanding letters of credit. The Company pays a fee of 2% on outstanding letters of credit and a commitment fee of .5% on the average daily unused Credit Facility.

     Borrowings under the Credit Facility are secured by all shares of the capital stock of Restaurants, whenever issued, intercompany debt of Restaurants owed to the Company and ground lease mortgages with respect to certain premises in which the land is currently leased but the building located thereon is owned by Restaurants. In addition, the banks have the right to obtain, as security, assignments of other leases and/or mortgages on real property currently owned or subsequently acquired. However, the Company has rights to finance certain of these properties and obtain a release of the collateral under certain conditions. The Credit Facility limits the amount of additional indebtedness which the Company and its subsidiaries may incur and the aggregate annual amount to be spent on capital expenditures. In addition, the Credit Facility limits, among other things, the ability of the Company and its subsidiaries to pay dividends, create liens, sell assets, engage in mergers or acquisitions and make investments in subsidiaries. Restaurants may not transfer amounts to the Company except for the payment of a management fee not to exceed $2.5 million in each fiscal year and a dividend in an amount sufficient to pay interest on the Company's 5% Convertible Senior Subordinated Debentures and 8 1/4% Convertible Subordinated Debentures, in each case provided that no defaults under the Credit Facility exist either immediately before or after the transfer. Restaurants must also maintain certain financial ratios. At December 26, 1993, $19.0 million was outstanding on the Credit Facility and letters of credit in the amount of $11.0 million were outstanding, resulting in a remaining balance available to borrow of $20.0 million. The Credit Facility currently matures on June 3, 1996, unless extended by the banks.

     On March 19, 1993, the Airlie Group made an investment in the Company of $30.0 million. The investment included $15.0 million of 5% Convertible Senior Subordinated Debentures, due 2003, convertible into common stock at $11 per share (the "Senior Debentures"), the issuance of 1,500,000 shares of the Company's common stock at $10 per share and the issuance of warrants to purchase an additional 1,000,000 shares of common stock at $11 per share. The Senior Debenture holders may also require the Company to repurchase the Senior Debentures, in whole or in part, in certain circumstances involving a change in control of the Company. Restaurants has guaranteed the repayment of the Senior Debentures on a subordinated basis.

     In addition, the Company has outstanding $51.7 million of 8 1/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible at the option of the holder into common shares of the Company at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $6.50 per share, subject to adjustment in certain events. The Debentures mature on July 15, 2002 and are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1995, initially at 105.775% of their principal amount and declining to 100% of their principal amount on July 15, 2002, together with accrued and unpaid interest. The Debenture holders may also require the Company to repurchase the Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the indenture covering the Debentures (the "Indenture"). However, a change in control, as defined in the Indenture, will create an event of default under the Credit Facility and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Indenture until the Credit Facility (and any other senior indebtedness of the Company and senior indebtedness of Restaurants with respect to which there is a payment default) has been repaid in full. The Debentures are unconditionally guaranteed (the "Guarantee") on a subordinated basis by Restaurants. The Debentures and the Guarantee are subordinated to all existing and future senior indebtedness, as defined in the Indenture, of the Company. The Indenture does not prohibit or limit the ability of the Company or any of its subsidiaries to incur additional indebtedness, including that which will rank senior to the Debentures.

     Management believes sufficient funds will be available from cash on hand, cash flow from operations and borrowings under the Credit Facility to meet its debt service requirements, as well as its capital expenditure and working capital requirements in the forseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of TPI ENTERPRISES, INC.:

     We have audited the accompanying consolidated balance sheets of TPI Enterprises, Inc., and its subsidiaries as of December 26, 1993 and December 31, 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 26, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TPI Enterprises, Inc. and its subsidiaries as of December 26, 1993 and December 31, 1992, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



     As discussed in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes and postemployment benefits to conform with Statement of Financial Accounting Standards Nos. 109 and 112. The Company reflected the cumulative effect of these changes in 1992.


/s/ DELOITTE & TOUCHE


March 18, 1994
Memphis, Tennessee

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 26,   DECEMBER 31,
                                                                                          1993           1992
                                                                                      -------------  -------------
                                                                                         (DOLLARS IN THOUSANDS)
     ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $    16,664    $    21,020
  Accounts receivable--trade........................................................           984          1,063
  Inventories.......................................................................        11,424         14,912
  Deferred tax benefit..............................................................         6,734          6,447
  Other current assets..............................................................         5,514          4,737
                                                                                      -------------  -------------
          Total current assets......................................................        41,320         48,179
                                                                                      -------------  -------------
Property and equipment (at cost)....................................................       232,240        189,067
  Less accumulated depreciation and amortization....................................        57,802         46,527
  Less allowance for unit closings..................................................        18,695          3,773
                                                                                      -------------  -------------
                                                                                           155,743        138,767
                                                                                      -------------  -------------
Other assets:
  Investment in Exhibition Enterprises Partnership, held for sale...................       --               7,493
  Goodwill (net of accumulated amortization of $6,873 in 1993 and $5,595 in 1992)...        38,954         40,232
  Other intangible assets (net of accumulated amortization of $3,420 in 1993 and
$1,789 in 1992).....................................................................        21,923         20,299
  Other.............................................................................           899            637
                                                                                      -------------  -------------
                                                                                            61,776         68,661
                                                                                      -------------  -------------
                                                                                       $   258,839    $   255,607
                                                                                      -------------  -------------
                                                                                      -------------  -------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................................................   $     1,728    $     5,278
  Accounts payable--trade...........................................................        19,910         15,222
  Accrued expenses and other current liabilities....................................        29,829         22,825
  Income taxes currently payable....................................................           649          2,120
                                                                                      -------------  -------------
          Total current liabilities.................................................        52,116         45,445
                                                                                      -------------  -------------
Long-term debt......................................................................       106,773        110,937
                                                                                      -------------  -------------
Reserve for restructuring...........................................................        20,230          2,322
                                                                                      -------------  -------------
Deferred income taxes...............................................................         6,734          8,948
                                                                                      -------------  -------------
Other liabilities...................................................................         2,427          4,305
                                                                                      -------------  -------------
Commitments and contingencies
Shareholders' equity:
  Preferred shares, no par value; 20,000,000 shares authorized; none issued and
outstanding.........................................................................       --             --
  Common shares, $.01 par value; 100,000,000 shares authorized; 33,118,614 and
31,017,689 issued...................................................................           331            310
  Additional paid-in capital........................................................       225,417        207,314
  Deficit...........................................................................       (85,244)       (54,029)
                                                                                      -------------  -------------
                                                                                           140,504        153,595
  Less treasury stock, at cost, 12,846,094 common shares
     in 1993 and 1992...............................................................        69,945         69,945
                                                                                      -------------  -------------
          Total shareholders' equity................................................        70,559         83,650
                                                                                      -------------  -------------
                                                                                       $   258,839    $   255,607
                                                                                      -------------  -------------
                                                                                      -------------  -------------


                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                      DECEMBER 26,   DECEMBER 31,   DECEMBER 31,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
                                                                                (DOLLARS IN THOUSANDS)
Restaurant revenues.................................................   $   289,439    $   277,390    $   261,130
                                                                      -------------  -------------  -------------
Costs and expenses:
  Food, supplies and uniforms.......................................       101,980         95,957         95,324
  Restaurant labor and benefits.....................................        90,263         80,911         77,368
  Restaurant depreciation and amortization..........................        13,632         11,466         10,254
  Other restaurant operating expenses...............................        51,291         44,916         41,627
  General and administrative expenses...............................        28,641         28,178         30,305
  Restructuring charges.............................................        35,082          3,586          4,317
  Other, net........................................................           819          1,063          3,635
                                                                      -------------  -------------  -------------
                                                                           321,708        266,077        262,830
                                                                      -------------  -------------  -------------
Operating income (loss).............................................       (32,269)        11,313         (1,700)
                                                                      -------------  -------------  -------------
Other income and expenses:
  Interest income...................................................           593          3,604          3,094
  Interest expense..................................................       (10,539)       (14,302)       (18,210)
  Other.............................................................          (109)           321            428
                                                                      -------------  -------------  -------------
                                                                           (10,055)       (10,377)       (14,688)
                                                                      -------------  -------------  -------------
Income (loss) from continuing operations before income taxes........       (42,324)           936        (16,388)
Income tax expense (benefit)........................................        (5,836)           274         (4,335)
                                                                      -------------  -------------  -------------
Income (loss) from continuing operations............................       (36,488)           662        (12,053)
                                                                      -------------  -------------  -------------
Discontinued operations:
  Loss from discontinued operations, net............................       --             --              (2,727)
  Gain on disposal of discontinued operations, net..................         5,273        --              25,447
                                                                      -------------  -------------  -------------
                                                                             5,273        --              22,720
                                                                      -------------  -------------  -------------
Income (loss) before extraordinary item and cumulative effect of
accounting changes..................................................       (31,215)           662         10,667
                                                                      -------------  -------------  -------------
Extraordinary item--loss on early extinguishment of debt, net of
income taxes........................................................       --             (11,949)       --
Cumulative effect of accounting changes, net of income taxes........       --              (2,838)       --
                                                                      -------------  -------------  -------------
     Net income (loss)..............................................   $   (31,215)   $   (14,125)   $    10,667
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Primary income (loss) per common share:
  Continuing operations.............................................   $     (1.81)   $      0.04    $     (0.63)
  Discontinued operations...........................................           .26        --                1.18
  Extraordinary item................................................       --               (0.65)       --
  Cumulative effect of accounting changes...........................       --               (0.16)       --
                                                                      -------------  -------------  -------------
     Net income (loss) per common share.............................   $     (1.55)   $     (0.77)   $       .55
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of common and common equivalent shares
outstanding.........................................................        20,127         18,293         19,196
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                      DECEMBER 26,   DECEMBER 31,   DECEMBER 31,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
                                                                                (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities:
  Net income (loss).................................................   $   (31,215)   $   (14,125)   $    10,667
                                                                      -------------  -------------  -------------
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization................................        18,046         14,869         13,758
       Deferred income taxes........................................        (2,501)        (1,421)        (4,370)
       Reserve for restructuring....................................        30,397            854          5,225
       Loss from discontinued operations............................       --             --               2,727
       Gain on disposal of discontinued operations..................        (5,273)       --             (25,447)
       Extraordinary item--loss on early extinguishment of debt.....       --              11,949        --
       Cumulative effect of accounting changes......................       --               2,838        --
     Changes in assets and liabilities:
       Accounts receivable--trade...................................            79             13            (79)
       Inventories..................................................         3,488         (2,013)          (559)
       Other current assets.........................................          (777)         3,797            270
       Other assets.................................................        (1,415)           123            332
       Accounts payable--trade......................................         4,688          1,020         (2,855)
       Accrued expenses and other current liabilities...............         7,424            388            190
       Income taxes currently payable...............................        (1,471)          (656)           579
       Other liabilities............................................        (1,878)           (21)           750
                                                                      -------------  -------------  -------------
          Total adjustments.........................................        50,807         31,740         (9,479)
                                                                      -------------  -------------  -------------
       Net cash provided by operating activities....................        19,592         17,615          1,188
                                                                      -------------  -------------  -------------
Cash Flows from Investing Activities:
  Acquisition of property and equipment.............................       (43,867)       (24,026)       (15,847)
  Acquisition of businesses, net of cash received...................        (4,660)        (4,525)       --
  Disposition of property and equipment.............................         5,230          3,679          3,062
  Proceeds from sale-leaseback transactions.........................       --               1,254          5,293
  Other.............................................................           115         (1,019)            23
                                                                      -------------  -------------  -------------
       Net cash used in investing activities........................   $   (43,182)   $   (24,637)   $    (7,469)
                                                                      -------------  -------------  -------------

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                      DECEMBER 26,   DECEMBER 31,   DECEMBER 31,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
                                                                                (DOLLARS IN THOUSANDS)
Cash Flows from Financing Activities:
  Net payments on lines of credit...................................   $   --         $    (4,250)   $    (1,250)
  Common shares issued..............................................        17,204            457            387
  Net borrowings (payments) on Credit Facilities....................       (18,550)        35,545        --
  Net proceeds of 8 1/4% Convertible Subordinated Debentures........       --              47,948        --
  Repurchase of 14 1/4% Subordinated Notes..........................       --             (98,526)       --
  Restricted cash deposits..........................................       --              11,700        (11,700)
  Proceeds from 5% Convertible Senior Subordinated Debentures.......        15,000        --             --
  Other long-term debt payments.....................................        (7,186)        (1,789)        (1,630)
                                                                      -------------  -------------  -------------
       Net cash provided by (used in) financing activities..........         6,468         (8,915)       (14,193)
                                                                      -------------  -------------  -------------
  Net cash used in continuing operations............................       (17,122)       (15,937)       (20,474)
                                                                      -------------  -------------  -------------
  Net cash provided by (used in) discontinued operations............        12,766         (1,907)        31,791
                                                                      -------------  -------------  -------------
  Net cash used by extraordinary item...............................       --             (13,206)       --
                                                                      -------------  -------------  -------------
  Net increase (decrease) in cash and cash equivalents..............        (4,356)       (31,050)        11,317
  Cash and cash equivalents, beginning of year......................        21,020         52,070         40,753
                                                                      -------------  -------------  -------------
  Cash and cash equivalents, end of year............................   $    16,664    $    21,020    $    52,070
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Supplemental Disclosure of Cash Flow Information:
  Non-cash transactions:
     Capitalized lease obligations entered into.....................   $     3,241    $     2,331    $     3,390
     Liabilities assumed in acquisitions of properties..............         1,819          4,975        --
     Common stock issued in acquisitions of properties..............           895        --             --
  Cash payments (refunds) during the year for:
     Interest.......................................................   $    10,100    $    13,263    $    21,760
     Interest capitalized...........................................           202            172        --
     Income taxes, net..............................................         2,810         (5,046)         5,142

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                          COMMON SHARES ISSUED
                                       --------------------------  ADDITIONAL
                                         NUMBER OF                   PAID-IN                 TREASURY
                                          SHARES        AMOUNT       CAPITAL     DEFICIT      STOCK        TOTAL
                                       -------------  -----------  -----------  ----------  ----------  -----------
Balance, December 31, 1990...........     30,843,072   $     308   $   206,472  $  (50,571) $  (45,720) $   110,489
Receipt of 3,800,000 common shares of
  treasury stock in connection with
  the sale of theater partnership
  interest...........................       --            --           --           --         (24,225)     (24,225)
Issue of shares pursuant to employee
  stock plans........................         89,223           1           386      --          --              387
Net income...........................       --            --           --           10,667      --           10,667
                                       -------------  -----------  -----------  ----------  ----------  -----------
Balance, December 31, 1991...........     30,932,295         309       206,858     (39,904)    (69,945)      97,318
Issue of shares pursuant to employee
  stock plans........................         85,394           1           456      --          --              457
Net loss.............................       --            --           --          (14,125)     --          (14,125)
                                       -------------  -----------  -----------  ----------  ----------  -----------
Balance, December 31, 1992...........     31,017,689         310       207,314     (54,029)    (69,945)      83,650
Investment in Company by the Airlie
  Group L.P..........................      1,503,220          15        14,030      --          --           14,045
Issue of shares in connection with
  acquisition........................         94,300           1           894      --          --              895
Issue of shares pursuant to employee
  stock plans........................        499,559           5         3,154      --          --            3,159
Conversion of subordinated
  debentures.........................          3,846      --                25      --          --               25
Net loss.............................       --            --           --          (31,215)     --          (31,215)
                                       -------------  -----------  -----------  ----------  ----------  -----------
Balance, December 26, 1993...........     33,118,614   $     331   $   225,417  $  (85,244) $  (69,945) $    70,559
                                       -------------  -----------  -----------  ----------  ----------  -----------
                                       -------------  -----------  -----------  ----------  ----------  -----------

                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of TPI Enterprises, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. During 1993, the Company changed its fiscal year from December 31 to a 52-53 week period, ending on the last Sunday in December in order to be consistent with the year end of its wholly-owned subsidiary, TPI Restaurants, Inc., ("Restaurants"). Quarterly reports to shareholders are issued as of the end of the 16th, 28th, and 40th weeks of each fiscal year.

  Cash and Cash Equivalents

     The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

     Restaurants utilizes a cash management system under which cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represent balances on deposit at other locations prior to their transfer to the primary disbursing accounts. Uncleared checks of $7,393,000 and $7,445,000 are included in accounts payable at December 26, 1993 and December 31, 1992, respectively.

  Inventories

     Inventories, consisting of food items, beverages and supplies, are stated at the lower of weighted average cost (which approximates first-in, first-out) or market.

  Pre-opening Costs

     Direct costs incidental to the opening of new restaurants are capitalized and amortized over the restaurants' first year of operations.

  Depreciation and Amortization

     Depreciation and amortization of property and equipment is provided on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements and certain property under capital leases, over the lesser of the useful life or the lease term.

     Goodwill related to the acquisition of Restaurants is amortized on a straight-line basis over a thirty-six year period. The costs of franchise license agreements which govern the individual Shoney's and Captain D's restaurants and reserved area agreements are amortized on a straight-line basis over the lives of the related franchise license agreements, up to 40 years.

  Postemployment Benefits

     The Company recognizes the cost of postemployment benefits on an accrual basis in accordance with Financial Accounting Standard No. 112, "Employers Accounting for Postemployment Benefits." The adoption of this statement during the year ended December 31, 1992 resulted in an increase of $102,000 in 1992 income from continuing operations. The cumulative effect on years prior to January 1, 1992 of $716,000, or $.04 per share, is included in 1992 net income.

  Income Taxes

     Effective January 1, 1992, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Prior to 1992, income taxes were accounted for under Accounting Principles Board Opinion No. 11.

     The effect of adopting Statement 109 on 1992 net income (loss) was a decrease of $697,000, or $.04 per share. This effect consists of an increase of $898,000, or $.05 per share, relating to continuing operations, an increase of $500,000, or $.03 per share, relating to the extraordinary item and $27,000 relating to the cumulative effect of adopting Statement 112. The cumulative effect of the change on years prior to January 1, 1992 of $2,122,000, or $.12 per share, decreased 1992 net income.

  Income (Loss) Per Share

     Primary earnings per share amounts are computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding during the period. Reported primary per share amounts include common equivalents relating to dilutive stock options of 514,000, 165,000 and 38,000 shares in 1993, 1992 and 1991, respectively.

     Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures issued in July and August of 1992 and 5% Convertible Senior Subordinated Debentures issued March 1993, after the elimination of the related interest requirements, net of income taxes. The Company's convertible debentures are excluded from the fiscal 1993 computation due to their antidilutive effect during that period. The inclusion of the Company's dilutive outstanding options in the calculation, determined based on market values at the end of each period, as applicable, is either antidilutive or does not result in a material dilution of earnings per share for 1993, 1992 and 1991.

  Reclassification

     Certain amounts for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

NOTE 2--RESTRUCTURING CHARGES

     The Company adopted a restructuring plan as of the end of the fourth quarter of 1993 which includes (i) closing or relocating 31 of its restaurants by the end of 1994, (ii) not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms and (iii) restructuring divisional management and consolidating the Company's two corporate offices. After an in-depth evaluation of the Company's Shoney's and Captain D's restaurants, management has identified 31 restaurants, which have not performed well and appear to have a limited potential for improvement in the future, to be closed or relocated. Included in these restaurants are five Shoney's and four Captain D's closed in December 1993. With respect to the restaurants closed or to be closed, the Company recorded $19,800,000 of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets has been permanently impaired, and accordingly, recorded a charge of $4,500,000 primarily for the write-down of assets. The

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--RESTRUCTURING CHARGES--(CONTINUED)
Company is continuing its efforts to restructure and downsize corporate overhead by consolidating its Memphis, Tennessee corporate office with its headquarters' office in West Palm Beach, Florida. The Company recorded approximately $1,800,000 for the cost of moving the Memphis office and $1,300,000 for the write-off of assets and accrual of remaining lease obligations at the Company's present facilities. In addition, the Company accrued $1,200,000 for severance costs and other costs relating to the restructuring of divisional and corporate overhead. Further, the Company wrote down vacant properties to net realizable value and revised its estimated loss with respect to units closed prior to 1993 by increasing its restructuring charge and related reserve by $6,500,000.

     Restructuring charges during 1992 included a $4,000,000 provision for closed units and a $400,000 credit relating to a 1991 restructuring charge. The $4,000,000 provision resulted from management's decision, during the fourth quarter of 1992, to close all seven remaining Hungry Fisherman restaurants. The restructuring credit of $400,000 in 1992 resulted from the sublease of the Company's facilities, previously reserved for in a 1991 charge of $2,800,000 to relocate the Company's headquarters following the discontinuation of the Company's theater operations. The provision for closed units charged to operating income of $1,600,000 in 1991 was due to an additional reserve established to provide for estimated remaining costs of properties designated in 1989 to be closed. Such additional reserves were determined to be necessary based on the subsequent decline in the real estate market.

NOTE 3--DISCONTINUED OPERATIONS

  TPI Entertainment, Inc.

     Prior to April 1991, TPI Entertainment, Inc. ("Entertainment"), a wholly-owned subsidiary of the Company, owned and operated 57 movie theaters. On March 4, 1991, Entertainment entered into a partnership, Exhibition Enterprises Partnership, (the "Partnership"), with Cinema Enterprises, Inc., a wholly-owned subsidiary of American Multi-Cinema, Inc. ("AMC"), contributing all its theater operations in exchange for a 50% interest in the Partnership and 3,800,000 shares of the Company's stock valued at $24,225,000. As a result of this transaction, Entertainment recognized a gain of $7,922,000, net of taxes of $4,438,000, during 1991. At the end of 1991, the Company resolved to offer for sale its 50% interest in the Partnership. Accordingly, all theater operations are classified as discontinued operations in the financial statements and the Company's investment in the Partnership is designated as "held for sale" on the December 31, 1992 consolidated balance sheet. The Company's proportionate share of the Partnership loss was not recorded in 1993 or 1992, as the Company anticipated proceeds from the sale of its interest in the Partnership would exceed its carrying value.

     On May 28, 1993, the Company completed the sale of its 50% interest in the Partnership to AMC for $17,500,000. As a result of this transaction, the Company recognized a gain of $5,273,000, net of income taxes of $2,717,000 for the year ended December 26, 1993. The estimated fair value of the Company's investment in the Partnership at December 31, 1992 was $17,500,000, the sales price agreed to on March 19, 1993.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--DISCONTINUED OPERATIONS--(CONTINUED)
     The following condensed balanced sheets reflect the financial position of the Partnership as of May 28, 1993, the date of the completion of the sale of the Company's interest in the Partnership, and December 31, 1992, the last day of the Partnership's 1992 fiscal year.

                                                                                 MAY 28, 1993
                                                                                 (UNAUDITED)    DECEMBER 31, 1992
                                                                                --------------  ------------------
                                                                                      (DOLLARS IN THOUSANDS)
Assets:
  Cash and cash equivalents...................................................   $        778      $      8,707
  Receivables.................................................................            130             1,997
  Property, net...............................................................         60,251            61,123
  Intangible assets, net......................................................         46,713            48,252
  Other assets................................................................          3,279             3,624
                                                                                --------------  ------------------
       Total Assets...........................................................   $    111,151      $    123,703
                                                                                --------------  ------------------
                                                                                --------------  ------------------
Liabilities and Partners' Capital:
  Accounts payable............................................................   $      7,853      $      6,807
  Accrued expenses and other current liabilities..............................          7,093             6,012
  Borrowings, including current portion of long-term debt.....................         56,125            95,326
                                                                                --------------  ------------------
       Total Liabilities......................................................         71,071           108,145
  Partner's Capital...........................................................         40,080            15,558
                                                                                --------------  ------------------
       Total Liabilities and Partners' Capital................................   $    111,151      $    123,703
                                                                                --------------  ------------------
                                                                                --------------  ------------------

     Results of theater operations are as follows:

                              21 WEEKS ENDED                      36 WEEKS FROM     15 WEEKS FROM
                               MAY 28, 1993     53 WEEKS ENDED   APR. 19, 1991 TO  JAN. 4, 1991 TO    51 WEEKS
                              (PARTNERSHIP)     DEC. 31, 1992     DEC. 26, 1991     APR. 18, 1991       ENDED
                               (UNAUDITED)      (PARTNERSHIP)     (PARTNERSHIP)    (WHOLLY-OWNED)   DEC. 26, 1991
                             ----------------  ----------------  ----------------  ---------------  -------------
                                                            (DOLLARS IN THOUSANDS)
Revenue....................     $   56,919       $    148,397       $   88,975       $    38,657     $   127,632
Costs and expenses.........         55,581            138,211           86,019            37,424         123,443
                             ----------------  ----------------  ----------------  ---------------  -------------
Operating income...........          1,338             10,186            2,956             1,233           4,189
Other expense..............         (3,816)            (9,962)          (7,366)           (3,422)        (10,788)
                             ----------------  ----------------  ----------------  ---------------  -------------
Net income (loss)..........     $   (2,478)      $        224       $   (4,410)      $    (2,189)    $    (6,599)
                             ----------------  ----------------  ----------------  ---------------  -------------
                             ----------------  ----------------  ----------------  ---------------  -------------

     The Company received an administrative fee of 1/4% of theater revenue from the theater operations which was included in the results of discontinued operations through December 31, 1991. The fee paid to the Company for 1993 and 1992 was deducted from the carrying value of the Partnership. Such fees were $230,000, $370,000, and $320,000 for 1993, 1992 and 1991, respectively.

  Stock Sale to Siemens

     In November 1991, the Company settled its litigation with Siemens Information Systems, Inc. relating to the Company's 1987 sale of its 65% interest in Tel Plus Communications, Inc., and all of the outstanding common stock of Telecom Plus Supply Corp. and Telecom Plus Rental Systems, Inc., then wholly-owned subsidiaries of the Company. In connection with the settlement, the Company received a $43,000,000 cash payment and recognized a gain on disposal of discontinued operations of $17,525,000, including a tax benefit of $11,075,000.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                                            1993          1992
                                                                                         -----------  ------------
                                                                                          (DOLLARS IN THOUSANDS)
Owned:
  Land.................................................................................  $    37,434  $     26,620
  Buildings............................................................................       47,553        31,757
  Leasehold improvements and buildings on leased land..................................       52,061        48,698
  Equipment and furnishings............................................................       69,135        57,419
                                                                                         -----------  ------------
                                                                                             206,183       164,494
                                                                                         -----------  ------------
Leased:
  Buildings............................................................................       24,116        23,347
  Equipment............................................................................        1,941         1,226
                                                                                         -----------  ------------
                                                                                              26,057        24,573
                                                                                         -----------  ------------
Property and equipment (at cost).......................................................      232,240       189,067
                                                                                         -----------  ------------
Less accumulated depreciation and amortization.........................................       57,802        46,527
                                                                                         -----------  ------------
Less allowance for unit closings.......................................................       18,695         3,773
                                                                                         -----------  ------------
  Total property and equipment.........................................................  $   155,743  $    138,767
                                                                                         -----------  ------------
                                                                                         -----------  ------------

     Property and equipment with a net book value of approximately $22,681,000 and $22,525,000 were pledged as collateral for the Company's debt facilities as of December 26, 1993 and December 31, 1992, respectively.

     Depreciation and amortization are calculated using the straight-line method and are based on the estimated useful lives of the assets as follows: buildings, 30 years; equipment and furnishings, 3-15 years; and leasehold improvements, primarily representing buildings constructed on leased property, the lesser of the term of the lease or 30 years. Depreciation and amortization of property and equipment, exclusive of depreciation and amortization included in discontinued operations, totalled approximately $14,104,000, $12,880,000 and $11,873,000 during 1993, 1992 and 1991, respectively. In 1993, 1992 and 1991, approximately $1,716,000, $1,843,000 and $1,657,000, respectively, related to capitalized leases. Property and equipment includes capitalized interest on construction of $374,000 and $172,000 at December 26, 1993 and December 31, 1992, respectively.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--OTHER INTANGIBLE ASSETS

     Other intangible assets consists of the following:

                                                                          1993       1992
                                                                        ---------  ---------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
  Franchise and reserved area rights..................................  $  17,729  $  14,578
  Deferred debt costs.................................................      6,085      5,867
  Unamortized pre-opening expense.....................................      1,473        875
  Intangible pension asset............................................     --            510
  Other deferred charges..............................................         56        258
                                                                        ---------  ---------
                                                                           25,343     22,088
  Less accumulated amortization.......................................      3,420      1,789
                                                                        ---------  ---------
                                                                        $  21,923  $  20,299
                                                                        ---------  ---------
                                                                        ---------  ---------

NOTE 6--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        1993         1992
                                                                     -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
  8 1/4% Convertible Subordinated Debentures, due 2002.............  $    51,725  $    51,750
  5% Convertible Senior Subordinated Debentures, due 2003..........       15,000      --
  Credit Facilities................................................       19,000       37,550
  14 1/4% Senior Subordinated Notes................................      --             1,474
  Notes payable, interest rates of 7.75% to 10%, due through
2007...............................................................        4,209        5,550
  Obligations under capital leases.................................       18,567       19,891
                                                                     -----------  -----------
                                                                         108,501      116,215
  Less amounts due within one year.................................        1,728        5,278
                                                                     -----------  -----------
                                                                     $   106,773  $   110,937
                                                                     -----------  -----------
                                                                     -----------  -----------

     Scheduled annual principal maturities of long-term debt, excluding obligations under capital leases, for the five years subsequent to December 26, 1993, are as follows: $312,000 in 1994; $2,184,000 in 1995; $19,171,000 in 1996;
$164,000 in 1997 and $177,000 in 1998.

     Interest expense from continuing operations for 1993, 1992 and 1991 includes interest on obligations under capital leases of $2,334,000, $2,610,000 and $2,261,000, respectively.

  Debentures

     On March 19, 1993, the Airlie Group, L.P., and certain related parties (the "Airlie Group") made an investment in the Company of $30,000,000 including $15,000,000 of 5% Convertible Senior Subordinated Debentures (the "Senior Debentures"), due 2003, the issuance of 1,500,000 shares of the Company's common stock at $10 per share and the issuance of warrants to purchase an additional 1,000,000 shares of common stock at $11 per share. The Senior Debentures are senior to the 8 1/4% Convertible Subordinated Debentures (the "Debentures"). The Senior Debentures are convertible at the option of the holder into common shares of the Company at any time prior to maturity at $11 per

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--LONG-TERM DEBT--(CONTINUED)
share, subject to adjustment in certain events. The Senior Debentures mature on April 15, 2003 and are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 1996, initially at 103.5% of their principal amount and declining to 100% of their principal amount on April 15, 2003. The Debenture holders may require the Company to repurchase the Senior Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the Debenture Purchase Agreement (the "Agreement"). However, a change in control, as defined in the Agreement, will create an event of default under the Credit Facility (described below) and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Agreement until the Credit Facility (and any other senior indebtedness of the Company and senior indebtedness of Restaurants with respect to which there is a payment default) has been repaid in full. The Senior Debentures are unconditionally guaranteed on a subordinated basis by Restaurants. They are subordinated to all existing and future senior indebtedness of the Company and Restaurants, excluding the Debentures.

     The 8 1/4% Convertible Subordinated Debentures (the "Debentures"), which provided proceeds to the Company of $47,948,000, net of $3,802,000 in deferred debt costs, are convertible at the option of the holder into common shares of the Company at any time prior to maturity at a conversion price of $6.50 per share subject to adjustment in certain events. The Debentures mature on July 15, 2002, and are redeemable at the option of the Company at any time on or after July 15, 1995, at a premium which declines as the Debentures approach maturity. The Debenture holders may also require the Company to repurchase the Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the indenture covering the Debentures (the "Indenture"). However, a change in control, as defined in the Indenture, will create an event of default under the Credit Facility and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Indenture until the Credit Facility (and any other senior indebtedness of the Company and senior indebtedness of Restaurants with respect to which there is a payment default) has been repaid in full. The Debentures are unconditionally guaranteed on a subordinated basis by Restaurants. They are subordinated to all existing and future senior indebtedness of the Company and Restaurants.

     During 1992, the Company recorded a charge of $11,949,000 following the repurchase of $98,526,000 principal amount of the 14 1/4% Senior Subordinated Notes of Restaurants (the "Notes"). The costs of the repurchased Notes in excess of their principal amounts, together with the related deferred finance costs and expenses related to the repurchase, were charged to income as an extraordinary item, net of income tax of $6,170,000. The remaining $1,474,000 principal amount of the Notes was repurchased on November 15, 1993. Premiums on the purchases and the write-off of deferred debt costs resulted in a charge of $109,000 to other income and expense.

  Credit Facilities

     Credit facilities, which previously consisted of a $30,000,000 Term Loan Facility and a $25,000,000 Revolving Credit Facility (the "Original Credit Facilities"), were amended and restated on June 3, 1993 to a $50,000,000 revolving credit facility (the "Credit Facility") with a syndicate of banks (the "Banks"). The Credit Facility matures on June 3, 1996, unless extended by the Banks. The Credit Facility was amended, effective December 26, 1993, to amend certain covenants affected by restructuring and certain other charges totalling $40,704,000 recorded by the Company for the fourth quarter of 1993.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--LONG-TERM DEBT (CONTINUED)

     Borrowings under the Credit Facility, at the Company's option, bear interest at either a defined base rate or a rate based on the London Interbank Offered Rate. At December 26, 1993 the weighted average interest rate on the amount outstanding was 5.72%. The Company paid certain fees and expenses to the Banks in connection with the original commitment letter, which along with other costs associated with the Original Credit Facilities, totalled approximately $2,000,000 and also agreed to indemnify the Banks against certain liabilities. The Company also pays a fee based on the Eurodollar rate, 2.0% at December 26, 1993, in connection with letters of credit issued and a commitment fee equal to 0.50% per annum on the average daily unused amount of the Credit Facility.

     Borrowings under the Credit Facility are secured by all shares of the capital stock of Restaurants, whenever issued, intercompany debt of Restaurants owed to the Company and ground lease mortgages with respect to certain premises in which the land is currently leased but the building located thereon is owned by Restaurants. In addition, the Banks have the right to obtain, as security, assignments of other leases and/or mortgages on real property currently owned or subsequently acquired. However, the Company has rights to finance certain of these properties and obtain a release of the collateral under certain conditions. The Credit Facility limits the amount of additional indebtedness which the Company and its subsidiaries may incur and the aggregate annual amount to be spent on capital expenditures. In addition, the Credit Facility limits, among other things, the ability of the Company and its subsidiaries to pay dividends, create liens, sell assets, engage in mergers or acquisitions and make investments in subsidiaries. Restaurants may not transfer amounts to the Company except for the payment of a management fee not to exceed $2,500,000 in each fiscal year and a dividend in an amount sufficient to pay interest on the Senior Debentures and the Debentures, in each case provided that no defaults under the Credit Facility exist either immediately before or after the transfer. Restaurants must also maintain certain financial ratios.

     At December 26, 1993, $19,000,000 was drawn on the facility and letters of credit in the amount of $10,951,000 were outstanding, resulting in a remaining available balance of $20,049,000.

  Notes Payable

     Notes payable as of December 26, 1993 consist of obligations secured by buildings, land, equipment, and cash value life insurance policies with a net book value of $7,595,000.

  Fair Value of Financial Instruments

     The estimated fair value of the Company's Debentures, based on the quoted market price, is $86,900,000 and $74,520,000 for December 26, 1993 and December 31, 1992, respectively. The estimated fair value of the Company's Senior Debentures at December 26, 1993 is $12,716,000, based on the estimated borrowing rates available to the Company. The Credit Facility reprices frequently at market rates; therefore, the carrying amount of this facility is a reasonable estimate of its fair value at December 26, 1993 and December 31, 1992. The estimated fair value of the Company's notes payable approximates the principal amount of such notes outstanding at December 26, 1993 and December 31, 1992, which is based upon the estimated borrowing rates available to the Company.

     The fair value estimates presented herein are based on pertinent information available to management as of December 26, 1993 and December 31, 1992. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                          1993       1992
                                                                        ---------  ---------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
  Insurance...........................................................  $  13,417  $   5,981
  Taxes other than income taxes.......................................      5,232      4,189
  Interest............................................................      2,401      2,728
  Reserve for restructuring...........................................      2,005      2,425
  Payroll.............................................................      1,987      1,411
  Pension obligation..................................................     --          1,796
  Other...............................................................      4,787      4,295
                                                                        ---------  ---------
                                                                        $  29,829  $  22,825
                                                                        ---------  ---------
                                                                        ---------  ---------

     The Company is primarily self insured for general liability and workers' compensation risks supplemented by stop loss type insurance policies. The self insurance liabilities, related to continuing operations, included in accrued insurance at December 26, 1993 and December 31, 1992 were approximately $12,300,000 and $5,200,000, respectively.

     Management recently completed an extensive review of the Company's exposure resulting from its self insurance program for workers' compensation and general liability. The review, which was based on improved data available to the Company relating to the trend in claims development, indicated that the Company's reserves for retained losses were near the lower end of the expected range of possible losses. Management determined it would be appropriate to increase the Company's reserves to better reflect the likely outcome of its liability within the possible range of losses. Accordingly, as of the end of the fourth quarter of 1993, workers' compensation insurance reserves were increased by charging $4,500,000 to restaurant labor and benefits and $700,000 to general and administrative expenses. Also a charge of $1,800,000 was made to other restaurant operating expenses and $600,000 to the gain on sale of discontinued operations (theater operations) to increase the general liability insurance reserves.

NOTE 8--INCOME TAXES

     The provision (benefit) for income taxes on continuing operations is as follows:

                                                                         1993       1992       1991
                                                                       ---------  ---------  ---------
                                                                           (DOLLARS IN THOUSANDS)
Current:
  Federal............................................................  $  (3,335) $   1,695  $    (167)
  State and local....................................................     --         --            202
                                                                       ---------  ---------  ---------
                                                                          (3,335)     1,695         35
                                                                       ---------  ---------  ---------
Deferred:
  Federal............................................................     (1,611)    (1,275)    (4,337)
  State and local....................................................       (890)      (146)       (33)
                                                                       ---------  ---------  ---------
                                                                          (2,501)    (1,421)    (4,370)
                                                                       ---------  ---------  ---------
                                                                       $  (5,836) $     274  $  (4,335)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES--(CONTINUED)
     The provision (benefit) for income taxes on continuing operations is different from the amount that would be computed by multiplying the income
(loss) from continuing operations before provision (benefit) for income taxes by the statutory U.S. federal income tax rates for the following reasons:

                                                                          1993       1992        1991
                                                                       ----------  ---------  ----------
                                                                            (DOLLARS IN THOUSANDS)
  Income (loss) from continuing operations before provision (benefit)
    for income taxes.................................................  $  (42,324) $     936  $  (16,388)
  Provision (benefit) at statutory rate of 34%.......................     (14,390)       318      (5,572)
  State and local income taxes, net of federal income tax benefit....        (587)       (97)        112
  Goodwill and other nondeductible items.............................         435        501       1,350
  Tax refund claims..................................................        (619)
  Targeted jobs tax credit...........................................        (105)      (446)       (225)
  Valuation allowance................................................       9,502
  Other..............................................................         (72)        (2)     --
                                                                       ----------  ---------  ----------
  Income tax provision (benefit) on continuing operations............  $   (5,836) $     274  $   (4,335)
                                                                       ----------  ---------  ----------
                                                                       ----------  ---------  ----------

     The tax effects of principal temporary differences in 1993 are shown in the following table:

                                                                     ASSETS    LIABILITIES   TOTAL
                                                                    ---------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Additional inventory costs for tax purposes.......................  $     209  $   --      $      209
Net operating loss and contributions carryforwards................      4,425      --           4,425
Reserves and accrued expenses.....................................      6,026      --           6,026
Unamortized pre-opening expenses..................................     --            (275)       (275)
Other.............................................................     --            (289)       (289)
Valuation allowance...............................................     (3,362)     --          (3,362)
                                                                    ---------  ----------  ----------
     Total current................................................      7,298        (564)      6,734
                                                                    ---------  ----------  ----------
Unamortized intangible assets.....................................     --          (1,237)     (1,237)
Net operating loss................................................      3,625                   3,625
Investment related basis differences..............................     --          (3,847)     (3,847)
Excess tax over book depreciation and sale-leasebacks.............     --         (10,450)    (10,450)
Deferred compensation and pension expense.........................        848      --             848
Reserves and accrued expenses.....................................      5,402      --           5,402
AMT and targeted jobs tax credit carryforward.....................      4,595      --           4,595
Other.............................................................        470      --             470
Valuation allowance...............................................     (6,140)     --          (6,140)
                                                                    ---------  ----------  ----------
     Total noncurrent.............................................      8,800     (15,534)     (6,734)
                                                                    ---------  ----------  ----------
          Total...................................................  $  16,098  $  (16,098) $   --
                                                                    ---------  ----------  ----------
                                                                    ---------  ----------  ----------

     Other current assets include income tax refund receivables of $3,171,000 and $2,724,000 in 1993 and 1992, respectively.

     The Company increased its deferred tax asset and liability in 1993 as a result of legislation enacted during 1993, increasing the corporate tax rate from 34% to 35% commencing in 1993. The valuation

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES--(CONTINUED)
allowance at December 26, 1993 of $9,502,000, resulted from a change in circumstances during 1993 surrounding the likelihood of the realization of the deferred tax assets in future years.

     The tax effects of principal temporary differences in 1992 are shown in the following table:

                                                                     ASSETS    LIABILITIES   TOTAL
                                                                    ---------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Additional inventory costs for tax purposes.......................  $     235  $   --      $      235
Net operating loss and contributions carryforwards................      1,599      --           1,599
Reserves and accrued expenses.....................................      5,062      --           5,062
Unamortized pre-opening expenses..................................     --            (189)       (189)
Other.............................................................     --            (260)       (260)
                                                                    ---------  ----------  ----------
     Total current................................................      6,896        (449)      6,447
                                                                    ---------  ----------  ----------
Unamortized intangible assets.....................................        328      (1,130)       (802)
Investment related basis differences..............................     --          (5,186)     (5,186)
Excess tax over book depreciation and sale-leasebacks.............      3,203     (13,294)    (10,091)
Deferred compensation and pension expense.........................      1,298      --           1,298
Reserves and accrued expenses.....................................        346      --             346
AMT and targeted jobs tax credit carryforward.....................      5,487      --           5,487
                                                                    ---------  ----------  ----------
     Total noncurrent.............................................     10,662     (19,610)     (8,948)
                                                                    ---------  ----------  ----------
          Total...................................................  $  17,558  $  (20,059) $   (2,501)
                                                                    ---------  ----------  ----------
                                                                    ---------  ----------  ----------

     The Company has tax carryforwards at December 26, 1993 expiring as follows:

                                                                            NET       TARGETED
                                                                         OPERATING    JOBS TAX
EXPIRATION                                               CONTRIBUTIONS     LOSS        CREDIT
- -------------------------------------------------------  -------------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
1994...................................................    $     267     $  --        $  --
1995...................................................          180        --           --
1996...................................................           41        --           --
1997...................................................          536        --           --
1998...................................................          687        --           --
2003...................................................       --            --              330
2004...................................................       --            --              403
2005...................................................       --               677          304
2006...................................................       --               359          500
2007...................................................       --             7,573          706
2008...................................................       --            11,970          160
                                                         -------------  -----------  -----------
Total..................................................    $   1,711     $  20,579    $   2,403
                                                         -------------  -----------  -----------
                                                         -------------  -----------  -----------

     The use of these carryforwards is limited to future taxable income. Alternative minimum tax credits total $2,192,000 and may be carried forward indefinitely.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES--(CONTINUED)
     The deferred income tax benefit credited to operations in 1991 arises from the following:

                                                                                                      1991
                                                                                              --------------------
                                                                                                  (DOLLARS IN
                                                                                                   THOUSANDS)
Excess of tax over book depreciation........................................................      $      1,651
Deferred compensation and pre-opening expense...............................................              (388)
Tax over book gain from sale of assets......................................................            (9,523)
Costs charged to deferred gain on disposal of discontinued operations and deducted currently
for income tax purposes.....................................................................            (5,960)
Reserves for restructuring and disposal.....................................................            (1,717)
Reserves for insurance......................................................................            (2,001)
Utilization of loss carryforward for tax purposes...........................................             1,429
Other.......................................................................................              (234)
                                                                                                   -----------
Total deferred income tax benefit...........................................................           (16,743)
Less deferred income tax benefit from discontinued operations...............................           (12,373)
                                                                                                   -----------
Deferred income tax benefit credited to continuing operations...............................      $     (4,370)
                                                                                                   -----------
                                                                                                   -----------

     The overall (benefit) provision for income taxes, during 1993, 1992 and 1991 is as follows:

                                                                              FISCAL YEAR ENDED DECEMBER 26, 1993
                                                                             -------------------------------------
                                                                              FEDERAL   STATE AND LOCAL    TOTAL
                                                                             ---------  ---------------  ---------
                                                                                    (DOLLARS IN THOUSANDS)
Continuing operations......................................................  $  (4,946)    $    (890)    $  (5,836)
Discontinued operations:
  Gain on disposal.........................................................      2,717        --             2,717
                                                                             ---------       -------     ---------
       Net benefit.........................................................  $  (2,229)    $    (890)    $  (3,119)
                                                                             ---------       -------     ---------
                                                                             ---------       -------     ---------
                                                                              FISCAL YEAR ENDED DECEMBER 31, 1992
                                                                             -------------------------------------
                                                                              FEDERAL   STATE AND LOCAL    TOTAL
                                                                             ---------  ---------------  ---------
                                                                                    (DOLLARS IN THOUSANDS)
Continuing operations......................................................  $     420     $    (146)    $     274
Extraordinary loss.........................................................     (6,160)          (10)       (6,170)
Cumulative effect of adopting Statement 112................................       (365)       --              (365)
                                                                             ---------       -------     ---------
       Net benefit.........................................................  $  (6,105)    $    (156)    $  (6,261)
                                                                             ---------       -------     ---------

                                                                           FISCAL YEAR ENDED DECEMBER 31, 1991
                                                                          --------------------------------------
                                                                                        STATE AND
                                                                           FEDERAL        LOCAL         TOTAL
                                                                          ----------  --------------  ----------
                                                                                  (DOLLARS IN THOUSANDS)
Continuing operations...................................................  $   (4,504)   $      169    $   (4,335)
Discontinued operations:
  Loss from operations..................................................      (1,147)         (199)       (1,346)
  Gain on disposal......................................................      (4,404)       (2,233)       (6,637)
                                                                          ----------  --------------  ----------
          Net benefit...................................................  $  (10,055)   $   (2,263)   $  (12,318)
                                                                          ----------  --------------  ----------
                                                                          ----------  --------------  ----------

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--LEASE COMMITMENTS

     The Company leases certain of its restaurant locations under long-term lease arrangements. Lease terms generally range from 10 to 25 years and normally contain renewal options ranging from 5 to 15 years, but do not contain purchase options. The Company is generally obligated for the cost of property taxes and insurance. Some of these leases contain contingent rental clauses based on a percentage of revenue. The building portions of such leases are capitalized and the land portions are accounted for as operating leases. Contingent rentals on capital leases in continuing operations were $526,000, $581,000 and $683,000 during 1993, 1992 and 1991, respectively.

     Rent expense under operating leases included in continuing operations is as follows:

                                                                  1993       1992       1991
                                                                ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Land and buildings:
  Minimum.....................................................  $   5,184  $   5,084  $   4,592
  Contingent..................................................        714        840        911
                                                                ---------  ---------  ---------
                                                                    5,898      5,924      5,503
Equipment leases..............................................      2,124      1,687        930
                                                                ---------  ---------  ---------
                                                                $   8,022  $   7,611  $   6,433
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

     A summary of future minimum lease payments under capital leases, non-cancelable operating leases, and leases reserved for in the provision for restructuring recorded as of the fourth quarter of 1993 with remaining terms in excess of one year at December 26, 1993 follows:

                                                              CAPITAL    OPERATING    RESERVED
                                                              LEASES      LEASES       LEASES
                                                             ---------  -----------  -----------
1994.......................................................  $   3,320   $   6,847    $     703
1995.......................................................      3,239       6,670          739
1996.......................................................      3,124       6,221          799
1997.......................................................      2,953       6,059          793
1998.......................................................      2,645       5,634          624
Thereafter.................................................     18,234      28,029        3,329
                                                             ---------  -----------  -----------
                                                                33,515      59,460        6,987
Less interest..............................................     14,948      --           --
                                                             ---------  -----------  -----------
                                                             $  18,567   $  59,460    $   6,987
                                                             ---------  -----------  -----------
                                                             ---------  -----------  -----------

     Future minimum lease payments on operating leases in continuing operations have been reduced for sublease rental income of approximately $107,000 to be received in the future under non-cancelable subleases.

NOTE 10--COMMITMENTS AND CONTINGENCIES

     Several of the Company's reserved area agreements include expansion schedules requiring it to develop a minimum number of Shoney's restaurants in the reserved areas over a defined period of time. Pursuant to these agreements, the Company is required to open a minimum of 26 Shoney's restaurants through April 6, 2003. In addition, the Company has agreed to develop a territory in eastern Michigan jointly with Shoney's, Inc. Under this agreement, the Company is committed to develop 13 Shoney's restaurants at the same rate as Shoney's, Inc., which is expected to be approximately two to three stores

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--COMMITMENTS AND CONTINGENCIES--(CONTINUED) per year. In 1991, the Company entered into an agreement with Shoney's, Inc., to develop 38 new Captain D's restaurants over 20 years, at the approximate rate of two per year. The Company has constructed six restaurants with respect to this agreement.

NOTE 11--LITIGATION

  Maxcell Telecom Plus, Inc., et al., v. McCaw Cellular Communications, Inc., et al.

     On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc., filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint against McCaw Cellular Communications, Inc. ("McCaw"), Charisma Communications Corp. ("Charisma") and various related parties, relates to McCaw's failure to disclose the existence of a side agreement between McCaw and Charisma to share in the net profits from the resale of certain cellular properties which were sold by the Company to McCaw. The Company seeks recision of the sales contract and damages based upon the defendant's alleged fraudulent misrepresentation, breach of fiduciary duty, conspiracies and tortious interference with contracts. The Company's attorneys are unable at this time to state the likelihood of a favorable outcome.

  EEOC Settlement

     On January 15, 1993, Restaurants settled a class action lawsuit with the U.S. Equal Employment Opportunity Commission, which primarily related to events occurring prior to Restaurants' acquisition by the Company. Under the settlement, Restaurants did not admit any violation of law, but will pay approximately $880,000 during the first quarter of 1994 to satisfy the back pay and damages portion of the lawsuit as well as interest accrued from the date the lawsuit was filed. Restaurants also has undertaken certain affirmative action measures to promote the hiring of minorities and report to the EEOC on a semi-annual basis the results of these measures through 1995.

  Other

     The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of the management of the Company that the outcome of such litigation will not have a material adverse effect on the consolidated financial statements.

NOTE 12--SHAREHOLDERS' EQUITY

  Stock Option Plans


     Officers and other key employees have been granted options to purchase common shares under nonqualified stock option plans adopted in 1982, 1983, 1984 and 1992. In addition, 150,000 shares of the Company's common stock are reserved under the 1992 stock option plan for non-employee directors. At December 26, 1993, an aggregate of 3,136,760 common shares were reserved under these plans. The number of shares available for future grants was 992,500 at December 26, 1993. Options are generally granted at the market price on the date of grant and generally become exercisable in increments of zero to sixty months and expire ten years from the date of grant. At December 26, 1993, options were
                                       38

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--SHAREHOLDERS' EQUITY--(CONTINUED) exercisable to purchase 1,110,240 shares at prices ranging from $5.00 to $10.88. The Company's stock option transactions are summarized as follows:

                                                                                     NUMBER       EXERCISE PRICE
                                                                                   OF OPTIONS       PER OPTION
                                                                                  -------------  ----------------
Outstanding at December 31, 1990................................................      1,648,000    $5.00-$7.00
  Granted.......................................................................        274,250    $6.25-$7.00
  Cancelled.....................................................................        (90,650)   $5.75-$7.00
                                                                                  -------------  ----------------
Outstanding at December 31, 1991................................................      1,831,600    $5.00-$7.00
                                                                                  -------------  ----------------
  Granted.......................................................................      1,631,900    $6.63-$8.38
  Exercised.....................................................................         (2,000)      $6.25
  Cancelled or lapsed...........................................................       (918,750)   $6.25-$7.00
                                                                                  -------------  ----------------
Outstanding at December 31, 1992................................................      2,542,750    $5.00-$8.38
                                                                                  -------------  ----------------
  Granted.......................................................................         57,500    $9.38-$10.88
  Exercised.....................................................................       (426,140)   $5.00-$8.38
  Cancelled or lapsed...........................................................        (29,850)   $6.25-$8.38
                                                                                  -------------  ----------------
Outstanding at December 26, 1993................................................      2,144,260    $5.00-$10.88
                                                                                  -------------  ----------------
                                                                                  -------------  ----------------

     The Company has warrants outstanding at December 26, 1993 to purchase 1,000,000 shares of the Company's common stock at $11 per share.

  1989 Employee Stock Purchase Plan

     On August 16, 1989, the Company adopted the 1989 Employee Stock Purchase Plan (the "Employee Plan") pursuant to which up to 500,000 common shares of the Company may be purchased at 85% of the fair market value of common shares on the first or last business day of each of thirteen purchase periods. The Employee Plan, which was approved by shareholders, is open to all active adult employees of the Company and Restaurants who have been employed for at least six months, customarily work more than 20 hours per week and more than five months per year, and are not directors or 5% shareholders of the Company or any subsidiary, as defined in the Employee Plan. Beginning October 1, 1989, employees could designate up to 10% of their compensation for the purchase of common shares. During 1993, 1992 and 1991, 73,419, 83,394 and 89,223 shares, respectively, were issued under the Employee Plan at prices ranging from $6.91 to $9.14 per Common Share in 1993, $4.78 to $6.59 per common share in 1992 and $3.51 to $5.63 per common share in 1991. Aggregate purchases were approximately $582,000, $444,000 and $387,000 in 1993, 1992 and 1991, respectively.

NOTE 13--EMPLOYMENT AGREEMENTS, DEFERRED COMPENSATION
AND RETIREMENT PLAN

  Employment Agreements

     The Company has agreements with four officers which expire at various dates through January 13, 1999. The aggregate minimum commitment for future salaries under these agreements is approximately $5,364,000. Additionally, three key employees of Restaurants are covered by agreements with two expiring on January 1, 1996 and one containing a self-renewing term of three years. The aggregate minimum commitment for future salaries under Restaurants' agreements is $1,133,000. In addition to

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--EMPLOYMENT AGREEMENTS, DEFERRED COMPENSATION
AND RETIREMENT PLAN--(CONTINUED)
salaries, the Company will pay minimum annual bonuses in connection with the above agreements of $305,000. The Company also is required to pay incentive bonuses equal to an aggregate of 8.2% of the annual increase in operating income over the prior year and $48,000 for each percentage point increase, or portion thereof, in the Company's same store sales. Additional bonuses are at the discretion of the Board of Directors. All of the above agreements provide severance benefits in the event of a change of control or an involuntary termination of the officer or key employee. The maximum contingent liability related to these severance benefits at December 26, 1993 was $4,618,000.

  Deferred Compensation Agreements

     Deferred compensation of $2,382,000 and $1,543,000 included in other liabilities at December 26, 1993 and December 31, 1992, respectively, relates to agreements with two former officers of Restaurants. In response to the recent decline in interest rates, the Company has adjusted the discount rate used to compute their deferred compensation obligation, resulting in a charge to operations of $913,000 during the fourth quarter of 1993.

  Retirement Plan

     In December 1993, the Board of Directors authorized the termination of the Company's non-qualified retirement plan for certain senior executives. Prior to December 31, 1992, the plan had four participants selected by the Board of Directors to participate in the plan. Three participants became eligible during 1992 to begin receiving retirement benefits under the early retirement provisions of the plan. In February 1993, one of these participants informed the Company of his intentions to retire prior to the end of 1993. The Company paid a lump sum benefit payment to this officer of $1,850,000 during March 1993. Operations was charged $1,148,000 for the year ended December 31, 1992 in connection with this curtailment. Upon termination of the plan, the Company made total lump sum benefit payments of $4,225,000 to the three remaining participants in the plan. These payments were determined through negotiations with the participants and were less than the aggregate actuarial present value of the retirement benefits otherwise payable under the plan. This termination resulted in a charge to operations of $1,220,000 during the year ended December 26, 1993.

     Net periodic pension cost for the fiscal years ended December 26, 1993, December 31, 1992 and December 31, 1991 consists of the following:

                                                                1993       1992       1991
                                                              ---------  ---------  ---------
                                                                  (DOLLARS IN THOUSANDS)
Service cost--benefits earned during the period.............  $     254  $     282  $     266
Interest cost on projected benefit obligations..............        335        343        302
Amortization of unrecognized prior service costs............        195        261        261
Effect of curtailment and settlements.......................      1,220      1,148     --
                                                              ---------  ---------  ---------
Net periodic pension costs..................................  $   2,004  $   2,034  $     829
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Assumed rates of increase in compensation levels............        6.0%       6.0%       6.0%
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Assumed discount rate.......................................        6.0%       8.0%       8.5%
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--RELATED PARTY TRANSACTIONS

  Restaurants

     On July 21, 1993, the Company, through a wholly-owned subsidiary, acquired the stock of a company which operated three Shoney's restaurants, including one owned and two leased locations. Included in the acquisition were the exclusive rights to operate Shoney's restaurants in the surrounding northern Palm Beach County, Florida area. The purchase price of $3,860,000 included the issuance of 94,300 shares of the Company's common stock at $9.49 per share, the weighted average price for the prior twenty days. In conjunction with this transaction, the Company purchased the land and building at one of the leased restaurant locations for $1,240,000. The President and Chief Executive Officer of the Company was a 20% shareholder of the acquired company and had a 50% interest in the land and building the Company purchased. The Company engaged the services of an independent appraisal company to review the fairness of the transaction.

     On January 19, 1993, Restaurants purchased an airplane from a corporation owned by the President and Chief Executive Officer of the Company for $650,000. Prior to this purchase, Restaurants leased the airplane for approximately $87,000 per year during 1992 and 1991. In addition, Resturants paid chartering fees and expenses to the corporation of approximately $42,000 and $44,000 during 1992 and 1991, respectively. The cost of the charter arrangements and the lease arrangement were comparable to similar arrangements available from unrelated third parties.

  Exhibition Enterprises Partnership

     On May 28, 1993, the Company completed the sale of its 50% interest in the Partnership to American Multi-Cinema, Inc. ("AMC"), the parent company of Entertainment's partner in the Partnership and the original owner of 56 of the 57 theaters owned by the Partnership, for $17,500,000. In addition, AMC retired the bank loan owed by the Partnership, which was guaranteed by Entertainment. Prior to the formation of the Partnership on March 4, 1991, Entertainment was subject to a management agreement with AMC whereby AMC managed the theater operations for a fee based on a percentage of theater revenues. Effective April 19, 1991, the Partnership assumed Entertainment's obligations under the management agreement. For the 15 weeks ended April 18, 1991, Entertainment incurred AMC management fees of $1,921,000. For the year ended December 31, 1992, and the period April 19, 1991 through December 31, 1991, the Partnership incurred AMC management fees of $8,876,000 and $4,476,000, respectively. For the approximate five month period prior to the completion of the sale of Entertainment's 50% interest in the Partnership on May 28, 1993 to AMC, the Partnership incurred AMC management fees of $3,428,000.

     During the period ended May 28, 1993, the year ended December 31, 1992 and the period April 19, 1991 through December 31, 1991, the Partnership incurred interest expense on notes payable to AMC of $2,061,000, $5,084,000 and $3,559,000, respectively. For the fifteen weeks ended April 18, 1991, Entertainment incurred interest expense related to the notes of $1,482,000.

     Additionally, during the period ended May 28, 1993, the year ended December 31, 1992 and the period April 19, 1991 through December 31, 1991, the Partnership recorded charges of $133,000, $370,000 and $224,000, respectively, for an administrative fee payable to the Company.

  Chairman of the Board

     Pursuant to an agreement entered into on March 4, 1991, a limited partnership formed by the Company's Chairman purchased from AMC, on April 25, 1991, 1,000,000 of the Company's common shares at a price of $5.50 per share. In connection with the stock purchase, AMC granted such limited

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--RELATED PARTY TRANSACTIONS--(CONTINUED) partnership a ten-year option to purchase the approximately 1,475,000 common shares of the Company that AMC continues to own at an initial exercise price of $6.00 per share, escalating to $9.50 over the term of the options.

NOTE 15--SUPPLEMENTARY INCOME STATEMENT INFORMATION RELATING
TO CONTINUING OPERATIONS

                                                       FISCAL YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------
                                                     1993           1992           1991
                                                 -------------  -------------  -------------
                                                           (DOLLARS IN THOUSANDS)
Maintenance and repairs........................    $   9,855      $   8,592      $   7,893
Royalties and franchise fees...................        5,241          4,725          4,294
Taxes, other than payroll and income taxes.....        3,101          2,980          2,830
Advertising costs..............................        9,725          8,867          8,446
Amortization of intangible assets:
  Goodwill.....................................        1,278          1,279          1,273
  Franchise rights and reserved areas..........          473            328            290
  Intangible pension asset.....................          195            261            261
  Pre-opening costs............................        1,042            382             60
  Deferred debt costs..........................          969            605            418

NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for 1993 and 1992 reflects the results of operations of Restaurants as continuing operations and the Company's interest in theater operations as discontinued operations (Note 3). Restaurants' fiscal year is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve, twelve, twelve or thirteen weeks, respectively. Both 1993 and 1992 were fifty-two weeks. During 1993, the Company changed its fiscal year from a calendar year end to Restaurants fiscal year. During the fourth quarter of 1993 and 1992, the Company recorded restructuring charges of $35,082,000 and $3,586,000, respectively (Note 2). Other unusual charges during the fourth quarter of 1993 include $7,000,000 for additions to insurance reserves (Note 7), $1,220,000 for termination of the Company's retirement plan (Note 13), and $913,000 for adjustments to the Company's deferred compensation obligation (Note 13). The second and third quarters of 1993 include gains on the disposal of discontinued operations of $6,115,000, and $85,000, respectively. The fourth quarter of 1993 includes a loss on the disposal of discontinued operations of $927,000. A charge of $1,148,000 was recorded during the fourth quarter of 1992 relating to the early retirement of a Company executive (Note
13). The Company recorded losses, net of tax, on the early extinguishment of debt of $1,282,000, $282,000, and $10,385,000 in the first, second, and third quarters of 1992, respectively (Note 6). Also during the first quarter of 1992, the Company recorded charges of

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)--(CONTINUED)
$2,838,000 resulting from the cumulative effect of adopting Financial Accounting Standards Nos. 109 and 112 (Note 1).

                                                                      FIRST     SECOND      THIRD      FOURTH
                                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                                    ---------  ---------  ---------  ----------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                                       DATA)
    QUARTER ENDED--1993
- ------------------------------------------------------------------
Net sales.........................................................  $  85,133  $  69,850  $  70,326  $   64,130
Gross profit......................................................     12,008     10,093      9,355         817
Net income (loss) from continuing operations......................        976      1,125        491     (39,080)
Net income (loss).................................................        976      7,240        576     (40,007)
Primary earnings per share:
  Continuing operations...........................................       0.05       0.06       0.02       (1.93)
  Net income (loss)...............................................       0.05       0.36       0.03       (1.98)
Fully diluted earnings per share:
  Continuing operations...........................................       0.05       0.06       0.02       (1.93)
  Net income (loss)...............................................       0.05       0.27       0.03       (1.98)

     QUARTER ENDED--1992
- ------------------------------------------------------------------
Net sales.........................................................  $  83,530  $  67,885  $  65,407  $   60,568
Gross profit......................................................     13,155     11,287     10,228       9,470
Net income (loss) from continuing operations......................        974        963      1,216      (2,491)
Net income (loss).................................................     (3,146)       681     (9,169)     (2,491)
Primary earnings per share:
  Continuing operations...........................................       0.05       0.05       0.07       (0.14)
  Net income (loss)...............................................      (0.17)      0.04      (0.50)      (0.14)

     Gross profit equals revenues less food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization and other restaurant operating expenses. Net income (loss) per share is computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year. The effect of convertible debentures and stock options on the fully-diluted earnings per share computation for the first, third, and fourth quarters of 1993 and the four quarters of 1992 were either antidilutive or did not result in a material dilution of earnings per share and, therefore, primary and fully-diluted earnings per share are equivalent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in, or disagreements with, accountants during 1993.

                                    PART III

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by these Items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference as if set out in full.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

     The following financial statements of the Company have been filed under
Item 8 hereto:


                                                                                                                PAGE
                                                                                                             -----------
Independent Auditors' Report...............................................................................          19
Consolidated Balance Sheets as of December 26, 1993 and December 31, 1992..................................          20
Consolidated Statements of Operations for each of the Three Fiscal Years in the Period Ended December 26,
1993.......................................................................................................          21
Consolidated Statements of Cash Flows for each of the Three Fiscal Years in the Period ended December 26,
1993.......................................................................................................          22
Consolidated Statements of Shareholders' Equity for each of the Three Fiscal Years in the Period Ended
December 26, 1993..........................................................................................          24
Notes to Consolidated Financial Statements.................................................................          25


   2. Financial Statement Schedules

     The following financial statement schedules for the three years ended December 26, 1993 are filed herewith at the page indicated:

                                                                                                              PAGE
                                                                                                            ---------
Schedule III--Condensed Financial Information of the Registrant...........................................        S-1
Schedule V--Property, Plant and Equipment.................................................................        S-7
Schedule VI--Accumulated Depreciation and Amortization....................................................        S-8
Schedule VIII--Reserves...................................................................................        S-9
Schedule IX --Short-term Borrowings.......................................................................       S-10

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K--CONTINUED



     The following financial statements and schedules of the Company's wholly-owned subsidiary, TPI Restaurants, Inc. are filed herewith at the page indicated:



                                                                                                             PAGE
                                                                                                           ---------
Independent Auditors' Report.............................................................................        W-1
Consolidated Balance Sheets as of December 26, 1993 and December 27, 1992................................        W-2
Consolidated Statements of Operations for each of the Three Fiscal Years in the Period Ended December 26,
1993.....................................................................................................        W-3
Consolidated Statements of Cash Flows for each of the Three Fiscal Years in the Period Ended December 26,
1993.....................................................................................................        W-4
Consolidated Statements of Stockholder's Equity for each of the Three Fiscal Years in the Period Ended
December 26, 1993........................................................................................        W-6
Notes to Consolidated Financial Statements...............................................................        W-7
Schedule V--Property, Plant and Equipment................................................................       WS-1
Schedule VI--Accumulated Depreciation and Amortization...................................................       WS-2
Schedule VIII--Reserves..................................................................................       WS-3
Schedule IX--Short-term Borrowings.......................................................................       WS-4


     All other schedules have been omitted because they are inapplicable or the information required is shown in the consolidated financial statements or the notes thereto.

   3. Exhibits

     A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the "Exhibit Index," which immediately precedes such exhibits, and is incorporated herein by reference.

(b). Reports on Form 8-K.

     There were no reports on Form 8-K filed by the Company during the last quarter of the period covered by this report.

(c). Exhibits

     All exhibits required by item 601 are listed on the accompanying "Exhibit Index" described in (a) 3 above.

(d). Financial Statements of Subsidiary

     The financial statements of the Company's wholly-owned subsidiary, TPI Restaurants, Inc. are filed under (a) 2 above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TPI ENTERPRISES, INC.
                                                 ...............................

                                                           Registrant

Date: March 25, 1994

                                                By:     /s/ STEPHEN R. COHEN
                                                    ............................
                                                         Stephen R. Cohen
                                                     Chairman of the Board of
                                                             Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       /s/ STEPHEN R. COHEN                        Chairman of the Board of Directors               March 25, 1994
.................................................
                Stephen R. Cohen
          /s/ J. GARY SHARP                        President and Chief Executive Officer and        March 25, 1994
.................................................    Director
                  J. Gary Sharp
     /s/ FREDERICK W. BURFORD                      Executive Vice President, Chief Financial        March 25, 1994
.................................................    Officer,Treasurer and Director
              Frederick W. Burford                   (Principal Financial and Accounting
                                                     Officer)
      /s/ DOUGLAS K. BRATTON                       Director                                         March 25, 1994
.................................................
               Douglas K. Bratton
       /s/ OSWALDO CISNEROS                        Director                                         March 25, 1994
.................................................
                Oswaldo Cisneros
       /s/ LAWRENCE F. LEVY                        Director                                         March 25, 1994
.................................................
                Lawrence F. Levy
      /s/ JOHN L. MARION, JR.                      Director                                         March 25, 1994
.................................................
               John L. Marion, Jr.
         /s/ PAUL JAMES SIU                        Director                                         March 25, 1994
.................................................
                 Paul James Siu
       /s/ EDWIN B. SPIEVACK                       Director                                         March 25, 1994
.................................................
                Edwin B. Spievack
       /s/ THOMAS M. TAYLOR                        Director                                         March 25, 1994
.................................................
                Thomas M. Taylor

                                                                    SCHEDULE III

                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET

                                                                                      DECEMBER 26,   DECEMBER 31,
                                                                                          1993           1992
                                                                                      -------------  -------------
                                                                                         (DOLLARS IN THOUSANDS)
     ASSETS
Current Assets:
  Cash and cash equivalents.........................................................   $    10,637    $    12,908
  Deferred tax benefit..............................................................         6,734          6,447
  Income tax refund.................................................................         3,171        --
  Other current assets..............................................................            64          1,719
                                                                                      -------------  -------------
          Total Current Assets......................................................        20,606         21,074
                                                                                      -------------  -------------
Property and Equipment, net.........................................................           291            346
                                                                                      -------------  -------------
Other Assets:
  Investments in and advances to subsidiaries, net..................................       142,834        134,651
  Intangible pension asset..........................................................       --                 510
  Other.............................................................................             8             23
                                                                                      -------------  -------------
                                                                                           142,842        135,184
                                                                                      -------------  -------------
Total Assets........................................................................   $   163,739    $   156,604
                                                                                      -------------  -------------
                                                                                      -------------  -------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable--trade...........................................................   $        40    $        90
  Accrued expenses and other current liabilities....................................         2,311          2,785
  Income taxes currently payable....................................................           649          1,665
                                                                                      -------------  -------------
          Total Current Liabilities.................................................         3,000          4,540
                                                                                      -------------  -------------
Due to subsidiary...................................................................        15,954          5,010
                                                                                      -------------  -------------
Long-term debt......................................................................        66,725         51,750
                                                                                      -------------  -------------
Deferred income taxes...............................................................         6,734          8,891
                                                                                      -------------  -------------
Other liabilities...................................................................           767          2,763
                                                                                      -------------  -------------
Shareholders' Equity:
  Preferred shares, no par value; 20,000,000 shares authorized;
     none issued and outstanding....................................................       --             --
  Common shares, $.01 par value; 100,000,000 shares authorized; 33,118,614 and
     31,017,689 issued..............................................................           331            310
  Additional paid-in capital........................................................       225,417        207,314
  Deficit...........................................................................       (85,244)       (54,029)
                                                                                      -------------  -------------
                                                                                           140,504        153,595
  Less treasury stock, at cost:
     12,846,094 common shares in 1993 and 1992......................................        69,945         69,945
                                                                                      -------------  -------------
Total Shareholders' Equity..........................................................        70,559         83,650
                                                                                      -------------  -------------
Total Liabilities and Shareholders' Equity..........................................   $   163,739    $   156,604
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                  See notes to condensed financial statements.

                                                                    SCHEDULE III

                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                      DECEMBER 26,   DECEMBER 31,   DECEMBER 31,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
                                                                                (DOLLARS IN THOUSANDS)
Revenue:
  Management fee income.............................................   $     2,455    $     1,714    $     1,126
  Interest income...................................................           428          3,414          2,191
  Equity in subsidiary earnings.....................................            30            215            579
  Other.............................................................       --                 381            182
                                                                      -------------  -------------  -------------
                                                                             2,913          5,724          4,078
                                                                      -------------  -------------  -------------
Expenses:
  Equity in subsidiary losses.......................................        39,348         17,726          8,328
  General and administrative........................................         4,803          5,937          6,115
  Depreciation and amortization.....................................           235            357            404
  Corporate restructuring...........................................           511           (465)         2,750
  Interest expense..................................................           340            433            519
                                                                      -------------  -------------  -------------
                                                                            45,237         23,988         18,116
                                                                      -------------  -------------  -------------
Loss from continuing operations before income taxes.................       (42,324)       (18,264)       (14,038)
Income tax benefit..................................................         5,836          6,261          1,985
                                                                      -------------  -------------  -------------
Loss from continuing operations.....................................       (36,488)       (12,003)       (12,053)
Discontinued operations:
  Loss from discontinued operations, net............................       --             --              (2,727)
  Gain on disposal, net.............................................         5,273        --              25,447
                                                                      -------------  -------------  -------------
                                                                             5,273        --              22,720
                                                                      -------------  -------------  -------------
Income (loss) before cumulative effect of accounting changes........       (31,215)       (12,003)        10,667
Cumulative effect of accounting changes.............................       --              (2,122)       --
                                                                      -------------  -------------  -------------
  Net income (loss).................................................   ($   31,215)   ($   14,125)   $    10,667
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                  See notes to condensed financial statements.

                                                                    SCHEDULE III

                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               FISCAL YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                               1993         1992         1991
                                                                            ----------  ------------  ----------
                                                                                   (DOLLARS IN THOUSANDS)
Cash Flows From Operating Activities:
  Net income (loss).......................................................  $  (31,215) $    (14,125) $   10,667
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
       Depreciation and amortization......................................         235           357         404
       Equity in subsidiary losses........................................      39,318        17,511       7,749
       Equity in subsidiary earnings from discontinued operations.........      (7,990)      --          (25,447)
       Equity in subsidiary losses from discontinued operations...........      --           --            2,727
       Deferred income taxes..............................................      (2,444)       (5,566)     (1,807)
       Cumulative effect of accounting changes............................      --             2,122      --
     Changes in assets and liabilities, net of effects of discontinued
       operations:
       Income tax refund..................................................      (3,171)      --           --
       Other current assets`..............................................       1,655         4,609        (708)
       Intangible pension asset...........................................         330            50        (247)
       Other..............................................................          15       --           --
       Accounts payable-trade.............................................         (50)         (283)       (226)
       Accrued expenses and other current liabilities.....................        (474)         (742)     (3,643)
       Income taxes currently payable.....................................      (1,016)         (647)         96
       Other liabilities..................................................      (1,996)           89         815
                                                                            ----------  ------------  ----------
  Net cash provided by (used in) operating activities.....................      (6,803)        3,375      (9,620)
                                                                            ----------  ------------  ----------
Cash flows from investing activities:
  Dividends received from subsidiary......................................       5,254         9,000         990
  Investment in and advances to subsidiaries, net.........................     (32,926)     (102,576)     10,355
  Acquisition of property and equipment...................................      --              (391)        (34)
  Disposition of property and equipment...................................      --               386      --
  Marketable securities and other.........................................      --           --              181
                                                                            ----------  ------------  ----------
       Net cash provided by (used in) investing activities................     (27,672)      (93,581)     11,492
                                                                            ----------  ------------  ----------
Cash flows from financing activities:
  Proceeds of 8 1/4% Convertible Subordinated Debentures..................      --            51,750      --
  Restricted cash deposits................................................      --            11,700     (11,700)
  Common shares issued....................................................      17,204           457         387
  Proceeds from 5% Convertible Senior Subordinated Debentues..............      15,000       --           --
                                                                            ----------  ------------  ----------
  Net cash provided by (used in) financing activities.....................      32,204        63,907     (11,313)
                                                                            ----------  ------------  ----------
Net cash used in continuing operations....................................      (2,271)      (26,299)     (9,441)
                                                                            ----------  ------------  ----------
Net cash provided by discontinued operations..............................      --           --           37,501
                                                                            ----------  ------------  ----------
Increase (decrease) in cash and cash equivalents..........................      (2,271)      (26,299)     28,060
Cash and cash equivalents, beginning of period............................      12,908        39,207      11,147
                                                                            ----------  ------------  ----------
Cash and cash equivalents, end of period..................................  $   10,637  $     12,908  $   39,207
                                                                            ----------  ------------  ----------
                                                                            ----------  ------------  ----------
Supplemental Disclosure of Cash Flow Information:
  Cash payments (refunds) during the year for:
     Interest, net of amount capitalized..................................  $   --      $    --       $      218
     Income taxes.........................................................       2,810        (5,046)      5,126

                  See notes to condensed financial statements.

                                                                    SCHEDULE III

                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                FISCAL YEARS ENDED DECEMBER 26, 1993, 1992, 1991
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                          COMMON SHARES ISSUED
                                       --------------------------  ADDITIONAL
                                         NUMBER OF                   PAID-IN                 TREASURY
                                          SHARES        AMOUNT       CAPITAL     DEFICIT      STOCK        TOTAL
                                       -------------  -----------  -----------  ----------  ----------  -----------
Balance, December 31, 1990...........     30,843,072   $     308   $   206,472  $  (50,571) $  (45,720) $   110,489
Receipt of 3,800,000 common shares of
  treasury stock in connection with
  the sale of theater partnership
interest.............................       --            --           --           --         (24,225)     (24,225)
Issue of shares pursuant to employee
stock plans..........................         89,223           1           386      --          --              387
Net Income...........................       --            --           --           10,667      --           10,667
                                       -------------  -----------  -----------  ----------  ----------  -----------
Balance, December 31, 1991...........     30,932,295         309       206,858     (39,904)    (69,945)      97,318
Issue of shares pursuant to employee
stock plans..........................         85,394           1           456      --          --              457
Net Loss.............................       --            --           --          (14,125)     --          (14,125)
                                       -------------  -----------  -----------  ----------  ----------  -----------
Balance, December 31, 1992...........     31,017,689         310       207,314     (54,029)    (69,945)      83,650
Investment in Company by the Airlie
Group L.P. ..........................      1,503,220          15        14,030      --          --           14,045
Issue of shares in connection with
acquisition..........................         94,300           1           894      --          --              895
Issue of shares pursuant to employee
stock plans..........................        499,559           5         3,154      --          --            3,159
Conversion of subordinated
debentures...........................          3,846      --                25      --          --               25
Net Loss.............................       --            --           --          (31,215)     --          (31,215)
                                       -------------  -----------  -----------  ----------  ----------  -----------
Balance, December 26, 1993...........     33,118,614   $     331   $   225,417  $  (85,244) $  (69,945) $    70,559
                                       -------------  -----------  -----------  ----------  ----------  -----------
                                       -------------  -----------  -----------  ----------  ----------  -----------

                  See notes to condensed financial statements.

                                                                    SCHEDULE III

                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTE 1--ACCOUNTING POLICIES

     The investments in the Company's subsidiaries are carried at the Company's equity in the subsidiary which represents amounts invested less the Company's equity in the earnings and losses to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

     Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principals have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements.

NOTE 2--CASH DIVIDEND PAID BY SUBSIDIARY

     Subsequent to the sale of its interest in the Partnership, the Company's wholly-owned subsidiary, TPI Entertainment, Inc., paid a dividend of $5,254,000 to the Company. On September 30, 1992, the Company's wholly-owned subsidiary, Maxcell Telecom Plus, Inc., paid a dividend of $9,000,000 to the Company.

                                                                      SCHEDULE V

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                             (DOLLARS IN THOUSANDS)

                                                   BALANCE AT                           ACQUISITIONS BALANCE AT
                                                    BEGINNING                            AND OTHER       END
                 CLASSIFICATION                     OF PERIOD   ADDITIONS  RETIREMENTS  ADJUSTMENTS   OF PERIOD
- -------------------------------------------------  -----------  ---------  -----------  -----------  -----------
                                                                   (1)                      (2)
Year Ended December 26, 1993:
  Land...........................................  $    26,620  $  12,239   $   1,425    $  --       $    37,434
  Buildings......................................       31,757     16,583         787       --            47,553
  Equipment and furnishings......................       57,419     14,217       2,501       --            69,135
  Leasehold improvements.........................       48,698      5,507       2,144       --            52,061
  Assets under capital leases....................       24,573      3,241       1,757       --            26,057
                                                   -----------  ---------  -----------  -----------  -----------
                                                   $   189,067  $  51,787   $   8,614    $  --       $   232,240
                                                   -----------  ---------  -----------  -----------  -----------
                                                   -----------  ---------  -----------  -----------  -----------
Year Ended December 31, 1992:
  Land...........................................  $    21,166  $   6,768   $   1,314    $  --       $    26,620
  Buildings......................................       23,902      9,112       1,257       --            31,757
  Equipment and furnishings......................       51,488      7,547       1,616       --            57,419
  Leasehold improvements.........................       45,911      5,106       2,319       --            48,698
  Assets under capital leases....................       22,532      2,331         290       --            24,573
                                                   -----------  ---------  -----------  -----------  -----------
                                                   $   164,999  $  30,864   $   6,796                $   189,067
                                                                                         $  ---
                                                   -----------  ---------  -----------  -----------  -----------
                                                   -----------  ---------  -----------  -----------  -----------

Year Ended December 31, 1991:
  Land...........................................  $    21,869  $   2,187   $     335    $  (2,555)  $    21,166
  Buildings......................................       23,297      2,982      --           (2,377)       23,902
  Equipment and furnishings......................       91,038      7,929       2,456      (45,023)       51,488
  Leasehold improvements.........................       71,538      3,167         676      (28,118)       45,911
  Assets under capital leases....................       32,120        845         553       (9,880)       22,532
                                                   -----------  ---------  -----------  -----------  -----------
                                                   $   239,862  $  17,110   $   4,020    $ (87,953)  $   164,999
                                                   -----------  ---------  -----------  -----------  -----------
                                                   -----------  ---------  -----------  -----------  -----------

- ---------------

(1) Includes additions related to discontinued operations of $418,000 in 1991.

(2) Includes equipment and furnishings of $44,917,000, leasehold improvements of $27,717,000 and assets under capital leases of approximately $12,425,000, which were transferred to Exhibition Enterprises Partnership by TPI Entertainment, Inc. as of April 19, 1991.

                                                                     SCHEDULE VI

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                             (DOLLARS IN THOUSANDS)

                                                    BALANCE AT                           ACQUISITIONS    BALANCE
                                                     BEGINNING                            AND OTHER      AT END
                  CLASSIFICATION                     OF PERIOD   ADDITIONS  RETIREMENTS  ADJUSTMENTS    OF PERIOD
- --------------------------------------------------  -----------  ---------  -----------  ------------  -----------
                                                                    (1)                      (2)
Year Ended December 26, 1993:
  Buildings.......................................   $   3,980   $   1,647   $     236    $   --        $   5,391
  Equipment and furnishings.......................      24,820       7,713         533        --           32,000
  Leasehold improvements..........................      10,957       3,095       1,315        --           12,737
  Assets under capital leases.....................       6,770       1,649         745        --            7,674
                                                    -----------  ---------  -----------  ------------  -----------
                                                     $  46,527   $  14,104   $   2,829    $   --        $  57,802
                                                    -----------  ---------  -----------  ------------  -----------
                                                    -----------  ---------  -----------  ------------  -----------
Year Ended December 31, 1992:
  Buildings.......................................   $   2,989   $   1,139   $     148    $   --        $   3,980
  Equipment and furnishings.......................      18,751       6,888         819        --           24,820
  Leasehold improvements..........................       8,949       3,009       1,001        --           10,957
  Assets under capital leases.....................       5,239       1,844         313        --            6,770
                                                    -----------  ---------  -----------  ------------  -----------
                                                     $  35,928   $  12,880   $   2,281    $   --        $  46,527
                                                    -----------  ---------  -----------  ------------  -----------
                                                    -----------  ---------  -----------  ------------  -----------
Year Ended December 31, 1991:
  Buildings.......................................   $   2,138   $     997   $  --        $     (146)   $   2,989
  Equipment and furnishings.......................      23,695       8,236         570       (12,610)      18,751
  Leasehold improvements..........................       9,772       3,380          39        (4,164)       8,949
  Assets under capital leases.....................       5,560       1,909         349        (1,881)       5,239
                                                    -----------  ---------  -----------  ------------  -----------
                                                     $  41,165   $  14,522   $     958    $  (18,801)   $  35,928
                                                    -----------  ---------  -----------  ------------  -----------
                                                    -----------  ---------  -----------  ------------  -----------

- ---------------

(1) Includes depreciation and amortization expense related to discontinued operations of $2,649,000 in 1991.

(2) Represents accumulated depreciation and amortization related to the assets of Entertainment which were transferred to the Partnership as of April 19, 1991.

                                                                   SCHEDULE VIII

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                                    RESERVES
                             (DOLLARS IN THOUSANDS)


                                                                                 ADDITIONS
                                                     BALANCE AT    ADDITIONS      CHARGED     DEDUCTIONS   BALANCE AT
                                                      BEGINNING   CHARGED TO     TO OTHER        FROM          END
                                                      OF PERIOD   OPERATIONS     ACCOUNTS      RESERVES     OF PERIOD
                                                     -----------  -----------  -------------  -----------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended December 26, 1993.......................   $  --        $  --         $  --         $  --        $  --
Year Ended December 31, 1992.......................   $      28    $  --         $  --         $      28    $  --
Year Ended December 31, 1991.......................   $     104    $  --         $  --         $      76    $      28
ALLOWANCE FOR UNIT CLOSINGS:
Year Ended December 26, 1993.......................   $   3,773    $  17,286     $  --         $   2,364    $  18,695
Year Ended December 31, 1992.......................   $  --        $   3,773     $  --         $  --        $   3,773

                                                                     SCHEDULE IX

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)

                                                                                 MAXIMUM      AVERAGE     WEIGHTED
                                                                   WEIGHTED      AMOUNT       AMOUNT       AVERAGE
                                                     BALANCE AT     AVERAGE    OUTSTANDING  OUTSTANDING   INTEREST
               CATEGORY OF AGGREGATE                   END OF      INTEREST    DURING THE   DURING THE   RATE DURING
               SHORT-TERM BORROWINGS                   PERIOD        RATE        PERIOD       PERIOD     THE PERIOD
- ---------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Year Ended December 26, 1993.......................   $  --           --        $  --        $  --           --
Year Ended December 27, 1992
  Banks............................................   $  --            7.00%    $   8,000    $   3,203        7.38%
Year Ended December 29, 1991
  Banks............................................   $   4,250        7.46%    $  10,000    $   5,288        8.22%

- ---------------

(1) Average amount outstanding during the period is computed by dividing the total of daily outstanding balances by the number of days in the year.

(2) Weighted average interest rate during the period is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of TPI Restaurants, Inc.:

     We have audited the accompanying consolidated balance sheets of TPI Restaurants, Inc., (a wholly-owned subsidiary of TPI Enterprises, Inc.) and its subsidiaries as of December 26, 1993 and December 27, 1992, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three fiscal years in the period ended December 26, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14
(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TPI Restaurants, Inc. and its subsidiaries as of December 26, 1993 and December 27, 1992, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes and postemployment benefits to conform with Statements of Financial Accounting Standards No. 109 and 112. The Company has reflected the cumulative effect of these changes in 1992.

/s/ DELOITTE & TOUCHE


March 18, 1994
Memphis, Tennessee

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                      DECEMBER 26,   DECEMBER 27,
                                                                                          1993           1992
                                                                                      -------------  -------------
                                                                                         (DOLLARS IN THOUSANDS)
    ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $     5,675    $     3,724
  Accounts receivable--trade........................................................           939          1,433
  Inventories.......................................................................        11,424         14,912
  Deferred tax benefit..............................................................         1,346          3,993
  Other current assets..............................................................         2,220          2,549
                                                                                      -------------  -------------
       Total current assets.........................................................        21,604         26,611
                                                                                      -------------  -------------
Property and equipment (at cost)....................................................       231,848        188,675
  Less accumulated depreciation and amortization....................................        57,701         46,481
  Less allowance for unit closings..................................................        18,695          3,773
                                                                                      -------------  -------------
                                                                                           155,452        138,421
                                                                                      -------------  -------------
Other assets:
  Goodwill (net of accumulated amortization of $6,873 in 1993 and $5,595 in 1992)...        38,954         40,232
  Other intangible assets (net of accumulated amortization of $3,420 in 1993 and
    $1,789 in 1992).................................................................        21,867         19,789
  Other.............................................................................           901            598
                                                                                      -------------  -------------
                                                                                            61,722         60,619
                                                                                      -------------  -------------
                                                                                       $   238,778    $   225,651
                                                                                      -------------  -------------
                                                                                      -------------  -------------
     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt.................................................   $     1,728    $     5,278
  Accounts payable--trade...........................................................        19,870         15,016
  Accrued expenses and other current liabilities....................................        24,759         19,742
                                                                                      -------------  -------------
       Total current liabilities....................................................        46,357         40,036
                                                                                      -------------  -------------
  Long-term debt....................................................................       106,773        110,937
                                                                                      -------------  -------------
  Restructuring charges, net of current portion.....................................        19,508          2,111
                                                                                      -------------  -------------
  Deferred income taxes.............................................................         1,346          3,993
                                                                                      -------------  -------------
  Payable to parent.................................................................        15,177        --
                                                                                      -------------  -------------
  Other liabilities.................................................................         2,382          1,542
                                                                                      -------------  -------------
Commitments and contingencies
Stockholder's equity:
  Series A preferred stock ($40,000 aggregate liquidation preference)...............       --             --
  Common Shares.....................................................................       --             --
  Additional paid-in capital........................................................       115,064         97,079
  Deficit...........................................................................       (67,829)       (30,047)
                                                                                      -------------  -------------
       Total stockholder's equity...................................................        47,235         67,032
                                                                                      -------------  -------------
                                                                                       $   238,778    $   225,651
                                                                                      -------------  -------------
                                                                                      -------------  -------------


                See notes to consolidated financial statements.

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                      DECEMBER 26,   DECEMBER 27,   DECEMBER 29,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
                                                                                (DOLLARS IN THOUSANDS)
Restaurant revenues.................................................   $   289,439    $   277,390    $   261,130
                                                                      -------------  -------------  -------------
Costs and expenses:
  Food, supplies and uniforms.......................................       101,980         95,957         95,324
  Restaurant labor and benefits.....................................        88,693         80,911         77,368
  Restaurant depreciation and amortization..........................        13,632         11,466         10,254
  Other restaurant operating expenses...............................        51,291         44,917         41,627
  General and administrative expenses...............................        23,504         21,893         23,639
  Restructuring charges.............................................        34,571          4,051          1,567
  Other, net........................................................         3,275          2,753          4,761
                                                                      -------------  -------------  -------------
                                                                           316,946        261,948        254,540
                                                                      -------------  -------------  -------------
Operating income (loss).............................................       (27,507)        15,442          6,590
                                                                      -------------  -------------  -------------
Other income and expenses:
  Interest income...................................................           122            378             61
  Interest expense..................................................       (10,203)       (14,667)       (17,841)
  Other.............................................................          (109)           321            245
                                                                      -------------  -------------  -------------
                                                                           (10,190)       (13,968)       (17,535)
                                                                      -------------  -------------  -------------
Income (loss) before income taxes...................................       (37,697)         1,474        (10,945)
Income tax expense (benefit)........................................            85            669         (2,704)
                                                                      -------------  -------------  -------------
Income (loss) before extraordinary item and cumulative effect of
  accounting changes................................................       (37,782)           805         (8,241)
                                                                      -------------  -------------  -------------
Extraordinary item--loss on early extinguishment of debt, net of
  income taxes......................................................       --             (16,069)       --
Cumulative effect of accounting changes, net of income taxes........       --              (2,462)       --
                                                                      -------------  -------------  -------------
Net loss............................................................   $   (37,782)   $   (17,726)   $    (8,241)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 See notes to consolidated financial statements

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                      DECEMBER 26,   DECEMBER 27,   DECEMBER 29,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
                                                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..........................................................   $   (37,782)   $   (17,726)   $    (8,241)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
       Depreciation and amortization................................        17,810         14,775         13,772
       Deferred income taxes........................................       --              (1,134)        (2,620)
       Reserves for restructuring...................................        30,435            838          2,475
       Extraordinary item--loss on early extinguishment of debt.....       --              16,069        --
       Cumulative effect of accounting changes......................       --               2,462        --
     Changes in assets and liabilities:
       Accounts receivable trade....................................           494             28            (86)
       Inventories..................................................         3,488         (2,013)          (559)
       Other current assets.........................................           329            960          1,080
       Other assets.................................................        (1,415)          (187)            (1)
       Accounts payable trade.......................................         4,854            732            932
       Accrued expenses and other current liabilities...............         4,911           (905)         3,653
       Other liabilities............................................           840           (110)           (66)
                                                                      -------------  -------------  -------------
          Total adjustments.........................................        61,746         31,515         18,580
                                                                      -------------  -------------  -------------
     Net cash provided by operating activities......................        23,964         13,789         10,339
                                                                      -------------  -------------  -------------
Cash flows from investing activities:
  Acquisition of property and equipment.............................       (43,867)       (23,216)       (15,812)
  Acquisition of business, net of cash received.....................        (4,660)        (4,525)       --
  Disposition of property and equipment.............................         5,230          2,872          3,713
  Proceeds from sale-leaseback transactions.........................       --               1,254          5,293
  Other.............................................................          (199)        (1,026)       --
                                                                      -------------  -------------  -------------
  Net cash used in investing activities.............................   $   (43,496)   $   (24,641)   $    (6,806)
                                                                      -------------  -------------  -------------

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                      DECEMBER 26,   DECEMBER 27,   DECEMBER 29,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
                                                                                (DOLLARS IN THOUSANDS)
Cash flows from financing activities::
  Net proceeds from (payments on) Credit Facilities.................   $   (18,550)   $    35,545    $   --
  Contribution from parent..........................................        17,065         47,079        --
  Borrowings from parent............................................        15,177        --             --
  Net payments on lines of credit...................................       --              (4,250)        (1,250)
  Net proceeds of 8 1/4% Debentures.................................       --              47,948        --
  Repurchase of 14 1/4% Subordinated Notes..........................       --             (98,526)       --
  Proceeds from 5% Senior Debentures................................        15,000        --             --
  Other long term debt payments.....................................        (7,209)        (1,789)        (1,630)
                                                                      -------------  -------------  -------------
  Net cash provided by (used in) financing activities...............        21,483         26,007         (2,880)
                                                                      -------------  -------------  -------------
  Net cash provided by operations before extraordinary item.........         1,951         15,155            653
                                                                      -------------  -------------  -------------
  Cash used by extraordinary item...................................       --             (15,596)       --
                                                                      -------------  -------------  -------------
  Net increase (decrease) in cash and cash equivalents                       1,951           (441)           653
  Cash and cash equivalents, beginning of year......................         3,724          4,165          3,512
                                                                      -------------  -------------  -------------
  Cash and cash equivalents, end of year............................   $     5,675    $     3,724    $     4,165
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Supplemental Disclosure of Cash Flow Information:
  Non-cash transactions:
     Capitalized lease obligations entered into.....................   $     3,241    $     2,331    $     3,390
     Liabilities assumed in acquisitions of properties..............         1,819          4,975        --
     Common stock issued in acquisitions of properties..............           895        --             --
  Cash payments during the year for:
     Interest.......................................................         9,764         13,513         17,795
     Interest capitalized...........................................           202            172        --

                See notes to consolidated financial statements.

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                              ADDITIONAL
                                                                     PREFERRED     COMMON       PAID-IN
                                                                       STOCK        STOCK       CAPITAL     DEFICIT
                                                                    -----------  -----------  -----------  ----------
Balance, December 30, 1990........................................   $  --        $  --       $    50,000  $   (4,080)
Net income........................................................      --           --           --           (8,241)
                                                                    -----------  -----------  -----------  ----------
Balance, December 29, 1991........................................      --           --            50,000     (12,321)
Stockholder contribution..........................................      --           --            47,079      --
Net loss..........................................................      --           --           --          (17,726)
                                                                    -----------  -----------  -----------  ----------
Balance, December 27, 1992........................................      --           --            97,079     (30,047)
Stockholder contribution..........................................      --           --            17,985      --
Net loss..........................................................      --           --           --          (37,782)
                                                                    -----------  -----------  -----------  ----------
Balance, December 26, 1993........................................   $  --        $  --       $   115,064  $  (67,829)
                                                                    -----------  -----------  -----------  ----------
                                                                    -----------  -----------  -----------  ----------

                 See notes to consolidated financial statements

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of TPI Restaurants, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions are eliminated in consolidation. The Company maintains its books on a 52-53 week fiscal year ending on the last Sunday in December.

  Cash and Cash Equivalents

     The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

     The Company utilizes a cash management system under which cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represent balances on deposit at other locations prior to their transfer to the primary disbursing accounts. Uncleared checks of $7,393,000 and $7,445,000 are included in accounts payable at December 26, 1993 and December 27, 1992, respectively.

  Inventories

     Inventories, consisting of food items, beverages and supplies, are stated at the lower of weighted average cost (which approximates first-in, first-out) or market.

  Preopening Costs

     Direct costs incidental to the opening of new restaurants are capitalized and amortized over the restaurants' first year of operation.

  Depreciation and Amortization

     Depreciation and amortization of property and equipment is provided on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements and certain property under capital leases, over the lesser of the useful life or the lease term.

     Goodwill related to the acquisition of the Company by TPI Enterprises, Inc. is amortized on a straight-line basis over a thirty-six year period. The costs of franchise license agreements which govern the individual Shoney's and Captain D's restaurants and reserved area agreements are amortized on a straight-line basis over the lives of the related franchise license agreements, up to 40 years.

  Postemployment Benefits

     The Company recognizes the cost of postemployment benefits on an accrual basis in accordance with Financial Accounting Standard 112, "Employers' Accounting for Postemployment Benefits." The adoption of this statement during the year ended December 27, 1992 resulted in an increase of $79,000 in 1992 income before extraordinary item and cumulative effect of account charges. The cumulative effect on years prior to December 30, 1991 of $968,000 is included in 1992 net income.

  Income Taxes

     The Company's income taxes are computed in accordance with a tax sharing and payment agreement with its parent company.

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
     Effective December 30, 1991, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Prior to 1992, income taxes were accounted for under Accounting Principles Board Opinion No. 11.

     The effect of adopting Statement 109 was an increase of $646,000, relating to income before extraordinary item and cumulative effect of accounting changes, an increase of $849,000 relating to the extraordinary item and the cumulative effect of adopting Statement 112. The cumulative effect of the change on years prior to December 30, 1991 of $1,495,000 is a decrease in 1992 net income. The adoption of Statement 109 had no effect on 1992 net income.

  Working Capital Deficiency

     The Company had a working capital deficiency of $24,753,000 and $13,425,000 at December 26, 1993 and December 27, 1992, respectively. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies or to finance receivables or inventory, they may be used for non-current capital expenditures.

  Reclassification

     Certain amounts for 1992 and 1991 have been reclassified to conform to the 1993 presentation.

NOTE 2--RESTRUCTURING CHARGES

     The Company approved a restructuring plan as of the end of the fourth quarter of 1993 which includes (i) closing or relocating 31 of its restaurants by the end of 1994, (ii) not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms and (iii) restructuring divisional management and consolidating the Company's corporate office with its parent company's office. After an in-depth evaluation of the Company's Shoney's and Captain D's restaurants, management has identified 31 restaurants, which have not performed well and appear to have a limited potential for improvement in the future, to be closed or relocated. Included in these restaurants are five Shoney's and four Captain D's closed in December 1993. With respect to the restaurants closed or to be closed, the Company recorded $19,800,000 of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of assets has been permanently impaired, and accordingly, recorded a charge of $4,500,000 primarily for the write-down of assets. The Company is continuing its efforts to restructure and downsize corporate overhead by consolidating its Memphis, Tennessee corporate office with its parent company's office in West Palm Beach, Florida. The Company recorded approximately $1,800,000 for the cost of moving the Memphis office and $800,000 for the write-off of assets and accrual of remaining lease obligations at the Company's present facilities. In addition, the Company accrued $1,200,000 for

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--RESTRUCTURING CHARGES--(CONTINUED) severance costs and other costs relating to the restructuring of divisional and corporate overhead. Further, the Company wrote down vacant properties to net realizable value and revised its estimated loss with respect to units closed prior to 1993 by increasing its restructuring charge and related reserve by $6,500,000.

     Restructuring charges during 1992 included a $4,000,000 provision for closed units resulting rom management's decision, during the fourth quarter of 1992, to close all seven remaining Hungry Fisherman restaurants. The provision for closed units charged to operating income of $1,600,000 in 1991 was due to an additional reserve established to provide for estimated remaining costs of properties designated in 1989 to be closed. Such additional reserves were determined to be necessary based on the subsequent decline in the real estate market.

NOTE 3--PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                        1993         1992
                                                                     -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
Owned:
  Land.............................................................  $    37,434  $    26,620
  Buildings........................................................       47,553       31,757
  Leasehold improvements and buildings on leased land..............       51,981       48,608
  Equipment and furnishings........................................       68,823       57,117
                                                                     -----------  -----------
                                                                         205,791      164,102
                                                                     -----------  -----------
Leased:
  Buildings........................................................       24,116       23,347
  Equipment........................................................        1,941        1,226
                                                                     -----------  -----------
                                                                          26,057       24,573
                                                                     -----------  -----------
Property and equipment, at cost....................................      231,848      188,675
                                                                     -----------  -----------
  Less accumulated depreciation and amortization...................       57,701       46,481
                                                                     -----------  -----------
  Less allowance for unit closings.................................       18,695        3,773
                                                                     -----------  -----------
     Total property and equipment..................................  $   155,452  $   138,421
                                                                     -----------  -----------
                                                                     -----------  -----------

     Property and equipment with a net book value of approximately $22,681,000 and $22,525,000 were pledged as collateral for the Company's debt facilities as of December 26, 1993 and December 27, 1992, respectively.

     Depreciation and amortization are calculated using the straight-line method and are based on the estimated useful lives of the assets as follows: buildings, 30 years; equipment and furnishings, 3-15 years; and leasehold improvements, primarily representing buildings constructed on leased property, the lesser of the term of the lease or 30 years. Depreciation and amortization of property and equipment totalled approximately $14,048,000, $12,833,000 and $11,730,000 during 1993, 1992 and 1991 respectively. In 1993, 1992 and 1991, approximately $1,649,000, $1,844,000 and $1,657,000, respectively, related to capitalized leases. Property and equipment includes capitalized interest on construction of $374,000 and $172,000 at December 26, 1993 and December 27, 1992, respectively.

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--OTHER INTANGIBLE ASSETS

     Other intangible assets consists of the following:

                                                                          1993       1992
                                                                        ---------  ---------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
Franchise and reserved area rights....................................  $  17,729  $  14,578
Deferred debt costs...................................................      6,085      5,867
Other deferred charges................................................      1,473      1,133
                                                                        ---------  ---------
                                                                           25,287     21,578
Less accumulated amortization.........................................      3,420      1,789
                                                                        ---------  ---------
                                                                        $  21,867  $  19,789
                                                                        ---------  ---------
                                                                        ---------  ---------

NOTE 5--LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                        1993         1992
                                                                     -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
8 1/4% Convertible Subordinated Debentures, due 2002...............  $    51,725  $    51,750
5% Senior Convertible Subordinated Debentures, due 2003............       15,000      --
Credit Facilities..................................................       19,000       37,550
14 1/4% Senior Subordinated Notes..................................      --             1,474
Notes payable, interest rates of 7.75% to 10%, due through 2007....        4,209        5,550
Obligations under capital leases...................................       18,567       19,891
                                                                     -----------  -----------
                                                                         108,501      116,215
Less: amounts due within one year..................................        1,728        5,278
                                                                     -----------  -----------
                                                                     $   106,773  $   110,937
                                                                     -----------  -----------
                                                                     -----------  -----------

     Scheduled annual principal maturities of long-term debt, excluding capital leases, for the five years subsequent to December 26, 1993, are as follows:
$312,000 in 1994; $2,184,000 in 1995; $19,171,000 in 1996; $164,000 in 1997 and
$177,000 in 1998.

     Interest expense for 1993, 1992, and 1991 includes interest on obligations under capital leases of $2,334,000, $2,610,000 and $2,261,000 respectively.

  Debentures

     On March 19, 1993, the Airlie Group, L.P. and certain related parties (the "Airlie Group") made an investment in TPI Enterprises, Inc. ("Enterprises") of $30,000,000 including $15,000,000 of 5% Convertible Senior Subordinated Debentures (the "Senior Debentures"), due 2003, the issuance of 1,500,000 shares of Enterprises' common stock at $10 per share and the issuance of warrants to purchase an additional 1,000,000 shares of common stock at $11 per share. The Senior Debentures are senior to the 8 1/4% Convertible Subordinated Debentures (described below). The Senior Debentures are convertible at the option of the holder into common shares of Enterprises at any time prior to maturity at $11 per share, subject to adjustment in certain events. The Senior Debentures mature on

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--LONG-TERM DEBT--(CONTINUED)
April 15, 2003 and are redeemable, in whole or in part, at the option of Enterprises at any time on or after April 15, 1996, initially at 103.5% of their principal amount and declining to 100% of their principal amount on April 15, 2003. The Senior Debenture holders may require Enterprises to repurchase the Senior Debentures, in whole or in part, in certain circumstances involving a change in control of Enterprises as defined in the Debenture Purchase Agreement (the "Agreement"). However, a change in control, as defined in the Agreement, will create an event of default under the Credit Facility (described below) and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provision of the Agreement until the Credit Facility (and any other senior indebtedness of Enterprises and senior indebtedness of the Company with respect to which there is a payment default) have been repaid in full. The Senior Debentures are unconditionally guaranteed on a subordinated basis by the Company. They are subordinated to all existing and future senior indebtedness of Enterprises and the Company.

     The 8 1/4% Convertible Subordinated Debentures (the "Debentures"), which provided proceeds to Enterprises of $47,948,000, net of $3,802,000 in deferred debt costs, are convertible at the option of the holder into common shares of Enterprises at any time prior to maturity at a conversion price of $6.50 per share subject to adjustment in certain events. The Debentures mature on July 15, 2002, and are redeemable at the option of Enterprises at any time on or after July 15, 1995, at a premium which declines as the Debentures approach maturity. The Debenture holders may also require Enterprises to repurchase the Debentures, in whole or in part, in certain circumstances involving a change in control of Enterprises as defined in the indenture covering the Debentures (the "Indenture"). However, a change in control, as defined in the Indenture, will create an event of default under the Credit Facility and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Indenture until the Credit Facility (and any other senior indebtedness of Enterprises and senior indebtedness of the Company with respect to which there is a payment default) have been repaid in full.

     During 1992, the Company recorded a charge of $16,069,000 following the repurchase of $82,676,000 principal amount of it's 14 1/4% Senior Subordinated Notes (the "Notes"). The Company had previously purchased $15,850,000 aggregate principal amount of the Notes in the open market. The costs of all repurchased Notes in excess of their principal amounts, together with the related deferred finance costs and expenses related to the repurchase, were charged to income as extraordinary items, net of income tax of $2,050,000. The remaining $1,474,000 principal amount was repurchased on November 15, 1993. Premiums on the purchases and the write-off of deferred debt costs resulted in a charge of $109,000 to other income and expense.

  Credit Facilities

     The Credit Facilities, which previously consisted of a $30,000,000 Term Loan Facility and a $25,000,000 Revolving Credit Facility, were amended and restated on June 3, 1993 to a $50,000,000 revolving credit facility (the "Credit Facility") with a syndicate of banks (the "Banks"). The Credit Facility matures on June 3, 1996, unless extended by the Banks. The Credit Facility was amended, effective December 26, 1993, to amend certain covenants affected by restructuring and certain other charges totalling $40,704,000 recorded by the Company for the fourth quarter of 1993.

     Borrowings under the Credit Facility, at the Company's option, bear interest at either a defined base rate or a rate based on the London Interbank Offered Rate. At December 26, 1993 the weighted average interest rate on the amount outstanding was 5.72%. The Company paid certain fees and expenses to the Banks in connection with the original commitment letter, which along with other costs

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--LONG-TERM DEBT--(CONTINUED)
associated with the Original Credit Facilities, totalled approximately $2,000,000 and also agreed to indemnify the Banks against certain liabilities. The Company also pays a fee based on the Eurodollar rate, 2.00% at December 26, 1993, in connection with letters of credit issued and a commitment fee equal to 0.50% per annum on the average daily unused amount of the Credit Facility.

     Borrowings under the Credit Facility are secured by all shares of the capital stock of the Company, whenever issued, intercompany debt of the Company owed to Enterprises and ground lease mortgages with respect to certain premises in which the land is currently leased but the building located thereon is owned by the Company. In addition, the Banks have the right to obtain, as security, assignments of other leases and/or mortgages on real property currently owned or subsequently acquired. However, the Company has rights to finance certain of these properties and obtain a release of the collateral under certain conditions. The Credit Facility limits the amount of additional indebtedness which Enterprises, the Company and its subsidiaries may incur and the aggregate annual amount to be spent on capital expenditures. In addition, the Credit Facility limits, among other things, the ability of Enterprises, the Company and its subsidiaries to pay dividends, create liens, sell assets, engage in mergers or acquisitions and make investments in subsidiaries. The Company may not transfer amounts to Enterprises except for the payment of a management fee not to exceed $2,500,000 in each fiscal year and a dividend in an amount sufficient to pay interest on the Senior Debentures and the Debentures, in each case provided that no defaults under the Credit Facility exist either immediately before or after the transfer. The Company must also maintain certain financial ratios and defined levels of net worth.

     At December 26, 1993, $19,000,000 was drawn on the facility and letters of credit in the amount of $10,951,000 were outstanding, resulting in a remaining available balance of $20,049,000.

  Notes Payable

     Notes payable as of December 26, 1993 consists of obligations secured by buildings, land, equipment, and cash value life insurance policies with a net book value of $7,595,000.

  Fair Value of Financial Instruments

     The estimated fair value of the Company's Debentures, based on the quoted market price, is $86,900,000 and $74,520,000 at December 26, 1993 and December 27, 1992, respectively. The estimated fair value of the Company's Senior Debentures at December 26, 1993 is $12,716,000, based on the estimated borrowing rates available to the Company. The Credit Facility reprices frequently at market rates; therefore, the carrying amount of the Credit Facility is a reasonable estimate of its fair value at December 26, 1993 and December 27, 1992. The estimated fair value of the Company's notes payable approximates the principal amount of such notes outstanding at December 26, 1993 and December 27, 1992, which is based upon the estimated borrowing rates available to the Company.

     The fair value estimates presented herein are based on pertinent information available to management as of December 26, 1993 and December 27, 1992. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

                                                                          1993       1992
                                                                        ---------  ---------
                                                                            (DOLLARS IN
                                                                             THOUSANDS)
Reserve for restructuring.............................................  $   2,005  $   1,899
Insurance.............................................................     10,520      5,981
Taxes other than income taxes.........................................      3,790      4,112
Interest..............................................................      2,401      2,728
Payroll...............................................................      1,987      1,304
Other.................................................................      4,056      3,718
                                                                        ---------  ---------
                                                                        $  24,759  $  19,742
                                                                        ---------  ---------
                                                                        ---------  ---------

     The Company is primarily self insured for general liability and workers' compensation risks supplemented by stop loss type insurance policies. The self-insurance liabilities included in accrued insurance at December 26, 1993 and December 27, 1992 were approximately $9,451,000 and $5,200,000, respectively.

     Management recently completed an extensive review of the Company's exposure resulting from its self insurance program for workers' compensation and general liability. The review, which was based on improved data available to the Company relating to the trend in claims development, indicated that the Company's reserves for retained losses were near the lower end of the expected range of possible losses. Management determined it would be appropriate to increase the Company's reserves to better reflect the likely outcome of its liability within the possible range of losses. Accordingly, as of the end of the fourth quarter of 1993, workers' compensation insurance reserves were increased by charging $2,900,000 to restaurant labor and benefits and $1,800,000 to other operating expenses, respectively.

NOTE 7--INCOME TAXES

     The provision (benefit) for income taxes on income before extraordinary item and cumulative effect of accounting changes is as follows:

                                                                             1993       1992       1991
                                                                           ---------  ---------  ---------
                                                                               (DOLLARS IN THOUSANDS)
Current:
  Federal................................................................  $  --      $   1,803  $     (84)
  State and local........................................................     --         --         --
                                                                           ---------  ---------  ---------
                                                                              --          1,803        (84)
                                                                           ---------  ---------  ---------
Deferred:
  Federal................................................................     --         (1,349)    (2,620)
  State and local........................................................         85        215     --
                                                                           ---------  ---------  ---------
                                                                                  85     (1,134)    (2,620)
                                                                           ---------  ---------  ---------
                                                                           $      85  $     669  $  (2,704)
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--INCOME TAXES--(CONTINUED)
     The provision (benefit) for income taxes is different from the amount that would be computed by multiplying the income (loss) before provision (benefit) for income taxes by the statutory U.S. federal income tax rates for the following reasons:

                                                                         1993       1992        1991
                                                                      ----------  ---------  ----------
                                                                           (DOLLARS IN THOUSANDS)
Income (loss) before provision (benefit) for income taxes...........  $  (37,782) $   1,474  $  (10,945)
Provision (benefit) at statutory rate of 34%........................     (12,845)       501      (3,721)
State and local income taxes, net of federal income tax benefit.....      --            142      --
Depreciation on purchase accounting step up of assets...............      --         --             618
Goodwill and other nondeductible items..............................         476        449         433
Targeted jobs tax credit............................................        (105)      (446)       (225)
Unutilized book basis net operating loss............................      --         --             164
Valuation allowance.................................................      12,474     --          --
Other...............................................................          85         23          27
                                                                      ----------  ---------  ----------
     Total provision (benefit) for income taxes on continuing
operations..........................................................  $       85  $     669  $   (2,704)
                                                                      ----------  ---------  ----------
                                                                      ----------  ---------  ----------

     The tax effects of principal temporary differences in 1993 are shown in the following table:

                                                                     ASSETS    LIABILITIES   TOTAL
                                                                    ---------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Additional inventory costs for tax purposes.......................  $     209  $   --      $      209
Net operating loss and contributions carryforward.................      4,237      --           4,237
Reserves and accrued expenses.....................................      5,792      --           5,792
Other.............................................................     --             (20)        (20)
Valuation allowance...............................................     (8,872)     --          (8,872)
                                                                    ---------  ----------  ----------
     Current......................................................      1,366         (20)      1,346
                                                                    ---------  ----------  ----------
Unamortized intangible assets.....................................     --          (1,319)     (1,319)
Excess tax over book depreciation and sale-leasebacks.............     --         (12,061)    (12,061)
Deferred compensation.............................................        833      --             833
Reserves and accrued expenses.....................................      7,322      --           7,322
Other.............................................................     --            (272)       (272)
AMT, net operating loss and targeted jobs tax credit
carryforward......................................................     12,202      --          12,202
Valuation allowance...............................................     (8,051)     --          (8,051)
                                                                    ---------  ----------  ----------
     Noncurrent...................................................     12,306     (13,652)     (1,346)
                                                                    ---------  ----------  ----------
          Total...................................................  $  13,672  $  (13,672) $   --
                                                                    ---------  ----------  ----------
                                                                    ---------  ----------  ----------

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--INCOME TAXES--(CONTINUED)
     The tax effects of principal temporary differences in 1992 are shown in the following table:

                                                                     ASSETS    LIABILITIES   TOTAL
                                                                    ---------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Additional inventory costs for tax purposes.......................  $     235  $   --      $      235
Reserves and accrued expenses.....................................      3,946      --           3,946
Unamortized preopening expenses...................................     --            (188)       (188)
                                                                    ---------  ----------  ----------
  Current.........................................................      4,181        (188)      3,993
                                                                    ---------  ----------  ----------
Unamortized intangible assets.....................................        328      (1,146)       (818)
Excess tax over book depreciation and sale-leasebacks.............      3,203     (13,295)    (10,092)
Deferred compensation.............................................        586      --             586
Reserves and accrued expenses.....................................        346      --             346
Contribution carryforwards........................................        488      --             488
AMT, net operating loss and targeted jobs tax credit
carryforward......................................................     10,063      --          10,063
Valuation allowance...............................................     (4,566)     --          (4,566)
                                                                    ---------  ----------  ----------
     Noncurrent...................................................     10,448     (14,441)     (3,993)
                                                                    ---------  ----------  ----------
          Total...................................................  $  14,629  $  (14,629) $   --
                                                                    ---------  ----------  ----------
                                                                    ---------  ----------  ----------

     The Company increased its deferred tax asset and liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% commencing in 1993. The net change in the valuation for deferred tax assets was an increase of $12,357,000.

     The Company's share of Enterprises' consolidated tax carryforwards at December 26, 1993 expire as follows:

                                                                            NET       TARGETED
                                                                         OPERATING    JOBS TAX
          EXPIRATION                                     CONTRIBUTIONS     LOSS        CREDIT
- -------------------------------------------------------  -------------  -----------  -----------
                                                                 (DOLLARS IN THOUSANDS)
1994...................................................    $     217     $  --        $  --
1995...................................................          215        --           --
1996...................................................          400        --           --
1997...................................................          259        --           --
1998...................................................          601        --           --
2003...................................................       --            --              330
2004...................................................       --            --              403
2005...................................................       --               677          304
2006...................................................       --               359          500
2007...................................................       --             7,573          706
2008...................................................       --            11,970          160
                                                         -------------  -----------  -----------
                                                           $   1,692     $  20,579    $   2,403
                                                         -------------  -----------  -----------
                                                         -------------  -----------  -----------

     The use of these carryforwards is limited to future taxable income. Alternative minimum tax credits total $873,000 and may be carried forward indefinitely.

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--INCOME TAXES--(CONTINUED)
     Deferred income taxes benefit credited to operations in 1991 arise from the following:

                                                                                           1991
                                                                                   --------------------
                                                                                       (DOLLARS IN
                                                                                        THOUSANDS)
Excess of tax over book depreciation.............................................       $     (461)
Unamortized preopening expenses..................................................              (73)
Reserves for restructuring and disposal..........................................           (1,061)
Reserves for insurance...........................................................           (1,554)
Utilization of loss carryforward for tax purposes................................              698
Other............................................................................             (169)
                                                                                        ----------
     Total deferred income tax (benefit) provision...............................       $   (2,620)
                                                                                        ----------
                                                                                        ----------

     The overall (benefit) provision for income taxes, during 1992 is as follows:

                                                                   FEDERAL   STATE AND LOCAL    TOTAL
                                                                  ---------  ---------------  ---------
                                                                         (DOLLARS IN THOUSANDS)
Income before extraordinary item and cumulative effect of
accounting change...............................................  $     454     $     215     $     669
Extraordinary loss..............................................     (1,723)         (327)       (2,050)
Cumulative effect of adopting Statement 112.....................        (96)          (18)         (114)
                                                                  ---------       -------     ---------
          Net benefit...........................................  $  (1,365)    $    (130)    $  (1,495)
                                                                  ---------       -------     ---------
                                                                  ---------       -------     ---------

     Other current assets include income tax refund receivables of $1,029,000 in 1992.

     The Company entered into a tax sharing and payment agreement with Enterprises (the "Agreement"), effective as of April 17, 1988, and applicable to the consolidated federal income tax returns filed by Enterprises for its taxable year beginning January 1, 1988. This Agreement provides that the Company, acting for itself and its subsidiaries, shall be allocated and shall reimburse Enterprises for their share of the consolidated federal income tax liability of the Enterprises consolidated group, and such share shall be determined by comparing the separate taxable incomes (as defined for consolidated federal income tax reporting purposes) of the Company and its subsidiaries to the sum of the separate taxable incomes of members of the Enterprises consolidated group. Enterprises will have the right to assess the Company on a quarterly basis for its share of the estimated consolidated federal income tax liability.

     Through December 26, 1993, deferred income taxes have not been provided with respect to timing differences which gave rise to approximately $1,300,000 of net operating losses, for tax purposes. The losses were utilized by Enterprises in the computation of its consolidated federal income tax liability in accordance with the Agreement. However, Enterprises has agreed to credit the Company with tax benefits related to such net operating losses to offset future federal income taxes otherwise payable by the Company under the Agreement.

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--LEASE COMMITMENTS

     The Company leases certain of its restaurant locations under long-term lease arrangements. Lease terms generally range from 10 to 25 years and normally contain renewal options ranging from 5 to 15 years, but do not contain purchase options. The Company is generally obligated for the cost of property taxes and insurance. Some of these leases contain contingent rental clauses based on a percentage of revenue. The building portions of such leases are capitalized and the land portions are accounted for as operating leases. Contingent rentals on capital leases were $526,000, $581,000 and $683,000 during 1993, 1992 and 1991, respectively.

     Rent expense under operating leases included in continuing operations is as follows:

                                                                  1993       1992       1991
                                                                ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Land and buildings:
  Minimum.....................................................  $   5,018  $   4,825  $   4,227
  Contingent..................................................        714        840        733
                                                                ---------  ---------  ---------
                                                                    5,732      5,665      4,960
Equipment leases..............................................      2,060      1,610        876
                                                                ---------  ---------  ---------
                                                                $   7,792  $   7,275  $   5,836
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

     A summary of future minimum lease payments under capital leases, non-cancelable operating leases, and leases reserved for in the provision for closed units recorded in the fourth quarter of 1993 with remaining terms in excess of one year at December 26, 1993 follows:

                                                              CAPITAL    OPERATING    RESERVED
                                                              LEASES      LEASES       LEASES
                                                             ---------  -----------  -----------
1994.......................................................  $   3,320   $   6,726    $     703
1995.......................................................      3,239       6,607          675
1996.......................................................      3,124       6,221          665
1997.......................................................      2,953       6,059          653
1998.......................................................      2,645       5,634          478
Thereafter.................................................     18,234      28,029        3,228
                                                             ---------  -----------  -----------
                                                                33,515      59,276        6,402
Less interest..............................................     14,948      --           --
                                                             ---------  -----------  -----------
                                                             $  18,567   $  59,276    $   6,402
                                                             ---------  -----------  -----------
                                                             ---------  -----------  -----------

     Future minimum lease payments on operating leases have been reduced for sublease rental income of approximately $107,000 to be received in the future under non-cancelable subleases.

NOTE 9--COMMITMENTS AND CONTINGENCIES

     Several of the Company's reserved area agreements include expansion schedules requiring the Company to develop a minimum number of Shoney's restaurants in the reserved areas over a defined period of time. Pursuant to these agreements, the Company is required to open a minimum of 26 Shoney's restaurants through April 6, 2003. In addition, the Company has agreed to develop a territory in eastern Michigan jointly with Shoney's, Inc. Under this agreement, the Company is committed to develop 13 Shoney's restaurants at the same rate as Shoney's, Inc., which is expected to be approximately two to three stores per year. In 1991, the Company entered into an agreement with Shoney's,

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--COMMITMENTS AND CONTINGENCIES--(CONTINUED)
Inc. to develop 38 new Captain D's restaurant over 20 years, at the approximate rate of two per year. The Company has constructed six restaurants with respect to this agreement.

NOTE 10--LITIGATION

  EEOC Settlement

     On January 15, 1993, the Company settled a class action lawsuit with the U.S. Equal Employment Opportunity Commission. Under the settlement, the Company did not admit any violation of law, but will pay approximately $880,000 during the first quarter of 1994 to satisfy the back pay and damages portion of the lawsuit as well as interest accrued from the date the lawsuit was filed. The Company also has undertaken certain affirmative action measures to promote the hiring of minorities and report to the EEOC on a semi-annual basis the results of these measures through 1995.

  Other

     The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of the management of the Company that the outcome of such litigation will not have a material adverse effect on the consolidated financial statements.

NOTE 11--STOCKHOLDER'S EQUITY

     The authorized capital stock of the Company consists of 10,000 shares of Series A Preferred Stock, par value $.01, which are issued and outstanding and 1,000 shares, par value $.01, of common stock which are issued and outstanding.

     Dividends are payable on the Series A Preferred Stock at the annual rate of $400 per share. The dividends begin to accrue and are cumulative from the date of issue and are payable when and if declared by the Board of Directors. As of December 26, 1993, there had been no dividends declared and the aggregate cumulative dividends were approximately $20,953,000. Cumulative dividends in arrears also have a liquidation preference and must be satisfied upon the redemption of the preferred stock by the Company.

     The payment of dividends on the Company's stock is limited as described in
Note 5.

NOTE 12--TRANSACTIONS WITH RELATED PARTIES

     On October 5, 1988, the Company and Enterprises entered into a management services agreement, pursuant to which Enterprises agreed to provide certain management services to the Company on an ongoing basis. These services include financial and tax advice and assistance, auditing and accounting advice and services, advice relating to personnel, including benefit plans, and assistance with the administration and operation of the Company in general. The management services agreement originally provided that the Company pay an annual fee of $1,000,000 to Enterprises as compensation for rendering management services. As of August 1, 1992, this fee was increased to $2,500,000. Enterprises will also be reimbursed for its out-of-pocket expenses incurred in connection with rendering the management services. The management services agreement is effective until December 31, 1998, at which time it may be renewed for succeeding one-year terms by mutual agreement of the parties. During the years ended December 26, 1993, December 27, 1992 and December 29, 1991, the Company accrued and expensed $2,487,000, $1,693,000 and $1,126,000, respectively, pursuant to this agreement.

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--TRANSACTIONS WITH RELATED PARTIES--(CONTINUED)
     As part of the refinancing completed in August 1992, Enterprises purchased $15,850,000 aggregate principal amount of the Company's Notes. The Company paid approximately $798,000 of interest relating to these Notes to Enterprises during the year ended December 27, 1992.

     On July 21, 1993, Enterprises acquired, for a purchase price of $3,860,000, the stock of a company which operated three Shoney's restaurants, including one owned and two leased locations. Included in the acquisition were the exclusive rights to operate Shoney's restaurants in the surrounding northern Palm Beach County, Florida area. Enterprises subsequently contributed all assets and related liabilities acquired in the transaction to the Company. In conjunction with this transaction, the Company purchased the land and building at one of the leased restaurant locations for $1,240,000. The President and Chief Executive Officer of the Company was a 20% shareholder of the acquired company and had a 50% interest in the land and building the Company purchased. The Company engaged the service of an independent appraisal company to review the fairness of the transaction.

     On January 19, 1993, the Company purchased an airplane from a corporation owned by the President and Chief Executive Officer of the Company for $650,000. Prior to this purchase, the Company leased the airplane for approximately $87,000 per year during 1992 and 1991. In addition, the Company paid chartering fees and expenses to the corporation of approximately $42,000 and $44,000 during 1992 and 1991, respectively. The cost of the charter arrangements and the lease arrangement were comparable to similar arrangements available from unrelated third parties.

NOTE 13--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                 DECEMBER 26,   DECEMBER 27,   DECEMBER 29,
                                                     1993           1992           1991
                                                 -------------  -------------  -------------
                                                           (DOLLARS IN THOUSANDS)
Maintenance and repairs........................    $   9,840      $   8,583      $   7,880
Royalties and franchise fees...................        5,241          4,725          4,294
Taxes, other than payroll and income taxes.....        3,081          2,956          2,792
Advertising costs..............................        9,725          8,579          8,189
Amortization of intangible assets including
  deferred charges:
  Goodwill.....................................        1,278          1,279          1,273
  Franchise rights.............................          473            328            290
  Preopening costs.............................        1,042            382             60
  Deferred debt costs..........................          969            605            418

NOTE 14--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     During the fourth quarter of 1993, the Company recorded restructuring charges of $34,571,000 relating primarily to a provision for closed units (Note
2). The Company's fiscal year is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve, twelve and twelve or thirteen weeks, respectively. The Company recorded restructuring charges of $4,051,000 in the fourth quarter of

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)--(CONTINUED)
1992 (Note 2) and recorded an extraordinary loss, net of tax, on the early extinguishment of debt of $16,069,000 in the third quarter of 1992 (Note 5).

                                                                     FIRST     SECOND      THIRD       FOURTH
                                                                    QUARTER    QUARTER    QUARTER     QUARTER
                                                                   ---------  ---------  ----------  ----------
                                                                              (DOLLARS IN THOUSANDS)
QUARTER ENDED--1993
Net sales........................................................  $  85,133  $  69,850  $   70,326  $   64,130
Gross profit.....................................................     12,008     10,093       9,355       2,387
Net income (loss)................................................      1,320      1,414       1,424     (41,940)

QUARTER ENDED--1992
Net sales........................................................  $  83,530  $  67,885  $   65,407  $   60,568
Gross profit.....................................................     13,155     11,287      10,228       9,469
Net income (loss) before extraordinary item and cumulative effect
  of accounting changes..........................................        260        875       1,044      (1,374)
Net income (loss)................................................     (2,202)       875     (15,025)     (1,374)

     Gross profit equals revenues less food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization and other restaurant operating expense.

                                                                      SCHEDULE V

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                             (DOLLARS IN THOUSANDS)

                                                   BALANCE AT                           ACQUISITIONS   BALANCE
                                                    BEGINNING                            AND OTHER     AT END
     CLASSIFICATION                                 OF PERIOD   ADDITIONS  RETIREMENTS  ADJUSTMENTS   OF PERIOD
- -------------------------------------------------  -----------  ---------  -----------  -----------  -----------
                                                                                            (1)
Year Ended December 26, 1993:
  Land...........................................  $    26,620  $  12,239   $   1,425    $  --       $    37,434
  Buildings......................................       31,757     16,583         787       --            47,553
  Equipment and furnishings......................       57,117     14,207       2,501       --            68,823
  Leasehold improvements.........................       48,608      5,505       2,132       --            51,981
  Assets under capital leases....................       24,573      3,241       1,757       --            26,057
                                                   -----------  ---------  -----------  -----------  -----------
                                                   $   188,675  $  51,775   $   8,602    $  --       $   231,848
                                                   -----------  ---------  -----------  -----------  -----------
                                                   -----------  ---------  -----------  -----------  -----------
Year Ended December 27, 1992:
  Land...........................................  $    21,166  $   6,768   $   1,314    $  --       $    26,620
  Buildings......................................       23,902      9,112       1,257       --            31,757
  Equipment and furnishings......................       51,034      7,245       1,162       --            57,117
  Leasehold improvements.........................       45,277      5,016       1,685       --            48,608
  Assets under capital leases....................       22,532      2,331         290       --            24,573
                                                   -----------  ---------  -----------  -----------  -----------
                                                   $   163,911  $  30,472   $   5,708    $  --       $   188,675
                                                   -----------  ---------  -----------  -----------  -----------
                                                   -----------  ---------  -----------  -----------  -----------
Year Ended December 29, 1991:
  Land...........................................  $    21,869  $   2,187   $     335    $  (2,555)  $    21,166
  Buildings......................................       23,279      3,000      --           (2,377)       23,902
  Equipment and furnishings......................       46,751      6,845       2,456         (106)       51,034
  Leasehold improvements.........................       42,574      3,780         676         (401)       45,277
  Assets under capital leases....................       19,695        845         553        2,545        22,532
                                                   -----------  ---------  -----------  -----------  -----------
                                                   $   154,168  $  16,657   $   4,020    $  (2,894)  $   163,911
                                                   -----------  ---------  -----------  -----------  -----------
                                                   -----------  ---------  -----------  -----------  -----------

                                                                     SCHEDULE VI

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                   ACCUMULATED DEPRECIATION AND AMORTIZATION
                             (DOLLARS IN THOUSANDS)

                                                     BALANCE AT                           ACQUISITION  BALANCE AT
                                                      BEGINNING                            AND OTHER       END
    CLASSIFICATION                                    OF PERIOD   ADDITIONS  RETIREMENTS  ADJUSTMENTS   OF PERIOD
- ---------------------------------------------------  -----------  ---------  -----------  -----------  -----------
Year Ended December 26, 1993:
  Buildings........................................   $   3,980   $   1,647   $     236    $  --        $   5,391
  Equipment and furnishings........................      24,777       7,669         532       --           31,914
  Leasehold improvements...........................      10,953       3,083       1,314       --           12,722
  Assets under capital leases......................       6,771       1,649         746       --            7,674
                                                     -----------  ---------  -----------  -----------  -----------
                                                      $  46,481   $  14,048   $   2,828    $  --        $  57,701
                                                     -----------  ---------  -----------  -----------  -----------
                                                     -----------  ---------  -----------  -----------  -----------
Year Ended December 27, 1992:
  Buildings........................................   $   2,989   $   1,139   $     148    $  --        $   3,980
  Equipment and furnishings........................      18.502       6,845         570       --           24,777
  Leasehold improvements...........................       8,546       3,005         598       --           10,953
  Assets under capital leases......................       5,239       1,844         312       --            6,771
                                                     -----------  ---------  -----------  -----------  -----------
                                                      $  35,276   $  12,833   $   1,628    $  --        $  46,481
                                                     -----------  ---------  -----------  -----------  -----------
                                                     -----------  ---------  -----------  -----------  -----------
Year Ended December 29, 1991:
  Buildings........................................   $   2,138   $     997   $  --        $    (146)   $   2,989
  Equipment and furnishings........................      12,722       6,350         570       --           18,502
  Leasehold improvements...........................       5,859       2,726          39       --            8,546
  Assets under capital leases......................       3,931       1,657         349       --            5,239
                                                     -----------  ---------  -----------  -----------  -----------
                                                      $  24,650   $  11,730   $     958    $    (146)   $  35,276
                                                     -----------  ---------  -----------  -----------  -----------
                                                     -----------  ---------  -----------  -----------  -----------

                                                                   SCHEDULE VIII

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                                    RESERVES
                             (DOLLARS IN THOUSANDS)

                                                                                 ADDITIONS
                                                      BALANCE AT    ADDITIONS     CHARGED    DEDUCTIONS   BALANCE AT
                                                       BEGINNING   CHARGED TO    TO OTHER       FROM          END
                                                       OF PERIOD   OPERATIONS    ACCOUNTS     RESERVES     OF PERIOD
                                                      -----------  -----------  -----------  -----------  -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year Ended December 26, 1993........................   $      --    $      --    $      --    $      --    $      --
Year Ended December 27, 1992........................   $      28    $      --    $      --    $      28    $      --
Year Ended December 29, 1991........................   $     104    $      --    $      --    $      76    $      28
ALLOWANCE FOR UNIT CLOSINGS:
Year Ended December 26, 1993........................   $   3,773    $  17,286    $      --    $   2,364    $  18,695
Year Ended December 27, 1992........................   $      --    $   3,773    $      --    $      --    $   3,773

                                                                     SCHEDULE IX

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                             (DOLLARS IN THOUSANDS)

                                                                                 MAXIMUM      AVERAGE     WEIGHTED
                                                                   WEIGHTED      AMOUNT       AMOUNT       AVERAGE
                                                     BALANCE AT     AVERAGE    OUTSTANDING  OUTSTANDING   INTEREST
               CATEGORY OF AGGREGATE                   END OF      INTEREST    DURING THE   DURING THE   RATE DURING
               SHORT-TERM BORROWINGS                   PERIOD        RATE        PERIOD       PERIOD     THE PERIOD
- ---------------------------------------------------  -----------  -----------  -----------  -----------  -----------
Year Ended December 26, 1993.......................   $  --           --        $  --        $  --           --
Year Ended December 27, 1992 Banks.................   $  --            7.00%    $   8,000    $   3,203        7.38%
Year Ended December 29, 1991 Banks.................   $   4,250        7.46%    $  10,000    $   5.288        8.22%

- ---------------

(1) Average amount outstanding during the period is computed by dividing the total of daily outstanding balances by the number of days in the year.

(2) Weighted average interest rate during the period is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

                                    EXHIBITS


 EXHIBIT
 NUMBER                                               DESCRIPTION                                                PAGE
- ---------  -------------------------------------------------------------------------------------------------  -----------
     3.1   Restated Certificate of Incorporation and Certificate of Amendment dated March 25, 1987 (2)
     3.2   Certificate of Amendment dated November 10, 1988 (5)
     3.3   By-laws as amended through December 18, 1987 (2), Amendment thereto dated November 9, 1988 (8),
             Amendment thereto dated May 15, 1989 (9), Amendment thereto dated April 27, 1990 (3), and
             Amendment thereto dated March 9, 1992 (2), and Amendment thereto dated March 19, 1993 (1)
    10.1   Lease between Registrant and 53rd at Third Venture, dated December 6, 1985, as amended, covering premises situated at 885 Third Avenue, New York, New York (2)
    10.2   Sublease dated August 14, 1992 between Registrant and Systemhouse, Inc. for premises at 53rd at
             3rd, 885 Third Avenue, New York, New York (1)
    10.3   Lease dated June 26, 1992 between Registrant and Murray H. Goodman, for premises at Phillips
             Point, West Palm Beach, Florida (1)
    10.4   Medical Expense Reimbursement Plan (13)
    10.5   1982 Stock Option Plan (3), and Amendment thereto dated April 15, 1991(2)
    10.6   1983 Stock Option Plan, Amendment thereto dated August 8, 1990 (3), and Amendment thereto dated
             March 9, 1992 (2)
    10.7   1984 Stock Option Plan and Amendment thereto dated November 15, 1989 (3) and Amendment thereto dated February 5, 1992 (2)
    10.8   1989 Employee Stock Purchase Plan (9)
    10.9   1989 Employee Stock Purchase Plan Trust Agreement (9)
    10.10  1992 Stock Option and Incentive Plan (1)
    10.11  Non-Employee Directors Stock Option Plan (1); and ammendment thereto subject to stockholder ratification
    10.12  Form of letter agreement, dated January, 1984 between Registrant and each of Stephen R.Cohen,
             Joseph P. Gowan and Robert A. Kennedy setting forth, among other matters, certain rights upon termination of employment (3)
    10.13  Employment Agreement dated January 13, 1987 between Registrant and Stephen R. Cohen, Letter
             Agreement dated January 25, 1989 amending Employment Agreement, Letter Agreement dated May 15,
             1990 amending Employment Agreement, Letter Agreement dated December 10, 1992 amending
             Employment Agreement, Letter Agreement dated December 31, 1993 amending Employment Agreement
    10.14  Letter Agreement, dated January 25, 1989, between Registrant and Joseph P. Gowan (5)
    10.15  Termination Agreement dated November 19, 1992 between Registrant and Robert A. Kennedy, Amendment to Termination Agreement dated December 31, 1993 between Registrant and Robert A. Kennedy,
             Employment Agreement dated December 31, 1993 between Registrant and Robert A. Kennedy
    10.16  Employment Agreement dated as of January 13, 1994, between Registrant and J. Gary Sharp
    10.17  Employment Agreement dated as of October 1, 1991, between Restaurants and Frederick W. Burford
             (1)
    10.18  Agreement relating to termination of Nonqualified Retirement Plan, dated as of December 31, 1993, between Registrant and Patricia Hildebrand
    10.19  Stipulation and Agreement of Compromise and Settlement, dated January 6, 1988, among Robert M.
             Gintel, Ralph I. Reis, Daniel Schoonover, Stephen R. Cohen, Thomas J. Burger, Joseph P. Gowan,
             Ira M. Lieberman, Robert A. Kennedy, and Registrant (1)
    10.20  Management Services Agreement, dated as of October 5, 1988, between the Registrant and
             Restaurants (11)
    10.21  Tax Sharing and paying Agreement effective as of April 22, 1988 between the Registrant and
             Restaurants (11)
    10.22  Form of Shoney's Franchise Agreement (3)
    10.23  Form of Agreement amending Franchise Agreements with Shoney's, Inc. (12)
    10.24  Form of Captain D's Franchise Agreements (3)

 EXHIBIT
 NUMBER                                               DESCRIPTION                                                PAGE
- ---------  -------------------------------------------------------------------------------------------------  -----------
    10.25  First Amended and Restated Credit Agreement dated as of June 3, 1993 by and among Restaurants, the Signatory Banks thereto, The Bank of New York, as Administrative Agent, and the NationsBank
             of North Carolina, N.A., as Collateral Agent, Amendment No. 1 and Waiver No. 3 to the Amended
             and Restated Credit Agreement
    10.26  Amended and Restated Enterprises Guaranty, dated as of June 3, 1993 made by Registrant and
             Restaurants to NationsBank of North Carolina, N.A., as Collateral Agent
    10.27  Debenture Purchase Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein, relating to the $15,000,000 5% Convertible Senior Subordinated Debentures, due
             April 15, 2003 (1)
    10.28  Warrant Purchase Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein, relating to Warrants to Purchase 1,000,000 Shares of Common Stock (1)
    10.29  Stock Purchase Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein, relating to the purchase of 1,500,000 Shares of Common Stock (1)
    10.30  Side Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein (1)
    10.31  Amended and Restated Registration Rights Agreement dated as of July 21, 1993 by and among the
             Company and the shareholders who are signatories thereto (15)
    10.32  Management Consulting Agreement, dated as of June 30, 1989, between Registrant and FirstMark (4)
    10.33  Trust Agreement, dated as of January 31, 1990, between Registrant and Citibank, N.A.; and First
             Amendment to the Trust Agreement effective January 31, 1990
    10.34  Standstill Agreement entered into as of March 4, 1991, by and among the Registrant, AMCE, AMC,
             Durwood, Stanley H. Durwood and Edward D. Durwood (8)
    10.35  Reserved Area Agreement between Shoney's, Inc. and Restaurants dated May 1989 (2), Amended and
             Restated Addendum thereto dated May 1, 1989 and Second Amended and Restated Addendum thereto dated May 1, 1989 (2) as amended January 1, 1990 and April 1991 (6)
    10.36  Partnership Interest Purchase Agreement, dated as of May 28, 1993, by and among Exhibition
             Enterprises Partnership, Cinema Enterprises II, Inc., Cinema Enterprises, Inc., American
             Multi-Cinema, Inc., TPI Entertainment, Inc., and TPI Enterprises, Inc.
    10.37  Termination and Release Agreement, dated as of May 28, 1993, by and among Boatmen's First
             National Bank of Kansas City, TPI Entertainment, Inc., TPI Enterprises, Inc., Exhibition
             Enterprises Partnership, Cinema Enterprises, Inc., American Multi-Cinema, Inc., AMC
             Entertainment, Inc., Durwood, Inc., Stanley H. Durwood and Edward D. Durwood
    10.38  Termination Agreement, dated as of May 28, 1993, by and among TPI Entertainment, Inc., TPI
             Enterprises, Inc., Exhibition Enterprises Partnership, Cinema Enterprises, Inc., American
             Multi-Cinema, Inc., AMC Entertainment, Inc., Durwood, Inc., Stanley H. Durwood and Edward D.
             Durwood
    10.39  Mutual Release and Indemnification Agreement, dated as of May 28, 1993, by and among Exhibition
             Enterprises Partnership, Cinema Enterprises II, Inc., American Multi-Cinema, Inc., TPI
             Entertainment, Inc., and TPI Enterprises, Inc.
    10.40  Letter agreement dated as of March 5, 1993, amending August 1988 Reserved Area Agreement
    10.41  Letter agreement dated as of July 30, 1993, between Registrant and Shoney's, Inc., amending
             August 1988 Reserved Area Agreement
    11     Computation of Earning Per Share
    21     Subsidiaries of the Registrant
    23     Consent of Deloitte & Touche
    99     Option Agreement, dated March 4, 1991, by and between AMC and C & C Investment Holdings, L.P. (8)

                                                   (Footnotes on following page)

(Footnotes for preceding page)

- ---------------

      (1)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference
      (2)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference
      (3)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference
      (4)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, and incorporated herein by reference.
      (5)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.
      (6)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May 8, 1991, and incorporated herein by reference.
      (7)  Filed as an exhibit to Registrant's Definitive Proxy Statement, dated October 11, 1988, and incorporated herein by reference.
      (8)  Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 4, 1991, and incorporated herein by reference.
      (9)  Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 33-30551), dated August 16,
           1989, and incorporated herein by reference.
     (10)  Filed as an exhibit to Amendment No. 4 to Registrant's Registration Statement on Form S-2 (No. 33-24166),
           dated November 9, 1988, and incorporated herein by reference.
     (11)  Filed as an exhibit to Registrant's Registration Statement on Form S-2 (No. 33-24166), dated October 13,
           1988, and incorporated herein by reference.
     (12)  Filed as an exhibit to Registrant's Registration Statement on Form S-2 (No. 33-24166), dated September 2,
           1988, and incorporated herein by reference.
     (13)  Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 2-72119), dated May 5, 1981, and incorporated herein by reference.
     (14)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated July 29, 1992, and incorporated herein by reference.
     (15)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, dated July 11, 1993.