Form 10-Q
period 1994-04-17
TPI ENTERPRISES INC
filed 1994-05-31
CIK 96919

- - ----------------------------------------------------------------------
- - ----------------------------------------------------------------------

                  Securities and Exchange Commission
                        Washington, D.C.  20549
                         ---------------------

                               FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended April 17, 1994, or

/X/ Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

  For the transition period from __________ to __________

                      ---------------------------
                     Commission File Number 0-7961
                      ---------------------------

                         TPI ENTERPRISES, INC.
        (Exact name of registrant as specified in its charter)

               New Jersey                              22-1899681
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

         777 South Flagler Drive
  Phillips Point East Tower, Suite 909
        West Palm Beach, Florida                          33401
 (Address of principal executive office)               (Zip Code)

  Registrant's telephone number, including area code:  (407) 835-8888

   Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:

                Common Shares, Par Value $.01 per Share
                           (Title of Class)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

  The number of shares outstanding of the registrant's common stock is 20,306,029 (as of May 26, 1994).

- - ----------------------------------------------------------------------
- - ----------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

  Companies for which information is furnished:

    TPI Enterprises, Inc.
    Telecom Plus Shared Tenants Services, Inc.
    Maxcell Telecom Plus, Inc.
    Maxcell Telecom Plus of Rhode Island, Inc. (2)
    TPI Restaurants, Inc.
    Shoney's Construction, Inc. (1)
    Mid-South Restaurant Distributors, Inc. (1)
    Danver's International, Inc. (1)
    The Insurex Agency, Inc. (1)
    Insurex Benefit Administrators, Inc. (1)
    TPI Entertainment, Inc.
    TPI West Palm, Inc. (1)
    TPI Commissary, Inc. (1)
    TPI Transportation, Inc. (1)
    TPI Insurance Corporation


(1)  Wholly-owned subsidiaries of TPI Restaurants, Inc.
(2)  Wholly-owned subsidiary of Maxcell Telecom Plus, Inc.

ITEM 1.   FINANCIAL STATEMENTS

                TPI ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                           April 17,    December 26,
                                                             1994          1993
                                                          -----------   ------------

                                                            (Dollars in thousands)

       ASSETS
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . .  $   17,570    $    16,664
  Accounts receivable-trade  . . . . . . . . . . . . . .       1,369            984
  Inventories  . . . . . . . . . . . . . . . . . . . . .      11,498         11,424
  Deferred tax benefit   . . . . . . . . . . . . . . . .       6,734          6,734
  Other current assets   . . . . . . . . . . . . . . . .       2,496          5,514
                                                          ----------     ----------
    Total current assets . . . . . . . . . . . . . . . .      39,667         41,320
                                                          ----------     ----------
 Property and equipment (at cost)  . . . . . . . . . . .     238,785        232,240
  Less accumulated depreciation and amortization   . . .      62,755         57,802
  Less allowance for unit closings   . . . . . . . . . .      18,311         18,695
                                                          ----------     ----------
                                                             157,719        155,743
 Other assets:                                            ----------     ----------
  Goodwill (net of accumulated amortization of $7,267
   in 1994 and $6,973 in 1993) . . . . . . . . . . . . .      38,560         38,954
  Other intangible assets (net of accumulated
   amortization of $4,401 in 1994 and $3,420 in 1993). .      21,409         21,923
  Other  . . . . . . . . . . . . . . . . . . . . . . . .         833            899
                                                          ----------     ----------
                                                              60,802         61,776
                                                          ----------     ----------
                                                          $  258,188     $  258,839
                                                          ==========     ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt  . . . . . . . . . .  $    1,734     $    1,728
  Accounts payable-trade   . . . . . . . . . . . . . . .      16,097         19,910
  Accrued expenses and other current liabilities   . . .      29,802         29,829
  Income taxes currently payable   . . . . . . . . . . .         381            649
                                                          ----------     ----------
    Total current liabilities  . . . . . . . . . . . . .      48,014         52,116
                                                          ----------     ----------
 Long-term debt  . . . . . . . . . . . . . . . . . . . .     110,601        106,773
                                                          ----------     ----------
 Reserve for restructuring . . . . . . . . . . . . . . .      18,885         20,230
                                                          ----------     ----------
 Deferred income taxes . . . . . . . . . . . . . . . . .       6,734          6,734
                                                          ----------     ----------
 Other liabilities . . . . . . . . . . . . . . . . . . .       2,365          2,427
                                                          ----------     ----------
 Commitments and contingencies

 Shareholders' equity:
  Preferred shares - no par value - authorized -
   20,000,000 shares; none issued and outstanding. . . .         ---            ---
  Common shares - $.01 par value - authorized -
   100,000,000 shares; issued - 33,143,558 shares in
   1994 and 33,118,614 shares in 1993  . . . . . . . . .         331            331
  Additional paid-in capital   . . . . . . . . . . . . .     225,601        225,417
  Deficit  . . . . . . . . . . . . . . . . . . . . . . .     (84,398)       (85,244)

                                                          ----------     ----------
                                                             141,534        140,504
   Less treasury stock, at cost, 12,846,094 common
    shares in 1994 and 1993  . . . . . . . . . . . . . .      69,945         69,945
                                                          ----------     ----------
     Total shareholders' equity  . . . . . . . . . . . .      71,589         70,559
                                                          ----------     ----------
                                                          $  258,188     $  258,839
                                                          ==========     ==========

                   See notes to consolidated financial statements.

                   TPI ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Quarter Ended
                                                            ------------------------
                                                            April 17,    April 18,
                                                               1994         1993
                                                            ----------   ----------
                                                             (Dollars in thousands)

 Restaurant revenues . . . . . . . . . . . . . . . . . . .  $  87,397     $  85,133
                                                            ---------     ---------
 Costs and expenses:
  Food, supplies and uniforms  . . . . . . . . . . . . . .     30,993        29,794
  Restaurant labor and benefits  . . . . . . . . . . . . .     26,000        24,854
  Restaurant depreciation and amortization   . . . . . . .      4,350         3,886
  Other restaurant operating expenses  . . . . . . . . . .     15,412        14,591
  General and administrative expenses  . . . . . . . . . .      6,886         6,953
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .        (74)          301
                                                            ---------     ---------
                                                               83,567        80,379
                                                            ---------     ---------
 Operating income  . . . . . . . . . . . . . . . . . . . .      3,830         4,754
                                                            ---------     ---------
 Other income and expenses:
  Interest income  . . . . . . . . . . . . . . . . . . . .         77           170
  Interest expense   . . . . . . . . . . . . . . . . . . .     (3,060)       (3,369)
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .        ---           (54)
                                                            ---------     ---------
                                                               (2,983)       (3,253)
                                                            ---------     ---------
 Income before provision for income taxes  . . . . . . . .        847         1,501

 Provision for income taxes  . . . . . . . . . . . . . . .        ---           525
                                                            ---------     ---------
 Net income  . . . . . . . . . . . . . . . . . . . . . . .  $     847     $     976
                                                            =========     =========
 Net income per common share . . . . . . . . . . . . . . .  $    0.04     $    0.05
                                                            =========     =========
 Weighted average number of common and common
  equivalent shares outstanding  . . . . . . . . . . . . .     20,430        19,376
                                                            =========     =========

                   See notes to consolidated financial statements.

                TPI ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Quarter Ended
                                                            -----------------------
                                                             April 17,    April 18,
                                                                1994        1993
                                                            ----------   ----------
                                                             (Dollars in thousands)

 Cash flows from operating activities:
  Net income   . . . . . . . . . . . . . . . . . . . . . .  $     847     $     976
  Adjustments to reconcile net income to net cash           ---------     ---------
   provided:
      Depreciation and amortization  . . . . . . . . . . .      6,044         5,363
      Deferred income taxes  . . . . . . . . . . . . . . .        ---           559
      Changes in assets and liabilities:
       Accounts receivable-trade . . . . . . . . . . . . .       (385)         (457)
       Inventories . . . . . . . . . . . . . . . . . . . .        (74)          245
       Other current assets  . . . . . . . . . . . . . . .      3,018          (204)
       Other assets  . . . . . . . . . . . . . . . . . . .       (405)         (399)
       Accounts payable-trade  . . . . . . . . . . . . . .     (3,813)        2,074
       Accrued expenses and other current liabilities  . .        (27)       (2,289)
       Income taxes currently payable  . . . . . . . . . .       (268)         (107)
       Reserve for restructuring . . . . . . . . . . . . .     (1,345)       (1,905)
       Other liabilities . . . . . . . . . . . . . . . . .        (62)           52
                                                            ---------     ---------
         Total adjustments   . . . . . . . . . . . . . . .      2,683         2,932
                                                            ---------     ---------
      Net cash provided by operating activities  . . . . .      3,530         3,908

Cash flows from investing activities:
  Acquisition of property and equipment  . . . . . . . . .     (8,040)      (11,498)
  Disposition of property and equipment  . . . . . . . .        1,416         1,792
  Other  . . . . . . . . . . . . . . . . . . . . . . . . .        (17)         (108)
                                                            ---------     ---------
      Net cash used in investing activities  . . . . . . .     (6,641)       (9,814)
                                                            ---------     ---------
 Cash flows from financing activities:
  Common shares issued   . . . . . . . . . . . . . . . . .        184        16,009
  Proceeds of 5% Senior Subordinated Debentures  . . . . .        ---        14,893
  Net proceeds (payments) on Credit Facilities   . . . . .      4,500        (9,050)
  Other long-term debt payments  . . . . . . . . . . . . .       (667)         (843)
                                                            ---------     ---------
      Net cash provided by financing activities  . . . . .      4,017        21,009
                                                            ---------     ---------
 Net cash provided by continuing operations  . . . . . . .        906        15,103
                                                            ---------     ---------
 Net cash used in discontinued operations  . . . . . . . .        ---           (35)
                                                            ---------     ---------
 Net increase in cash and cash equivalents . . . . . .            906        15,068
 Cash and cash equivalents, beginning of period  . . . . .     16,664        21,020
                                                            ---------     ---------
 Cash and cash equivalents, end of period  . . . . . . . .  $  17,570     $  36,088
                                                            =========     =========
Supplemental Disclosure of Cash Flow Information:
  Cash payments (refunds) during the quarter for:
    Interest . . . . . . . . . . . . . . . . . . . . . . .  $   3,790     $   4,310
    Interest capitalized . . . . . . . . . . . . . . . . .        ---           (52)
    Income taxes refunded  . . . . . . . . . . . . . . . .     (2,500)          (44)
    Income taxes paid  . . . . . . . . . . . . . . . . . .        268           ---



                   See notes to consolidated financial statements.

                TPI ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheets as of April 17, 1994 and the consolidated statements of operations and cash flows for the periods ended April 17, 1994 and April 18, 1993, have been prepared by the Company without audit. Certain amounts appearing for the period ended April 18, 1993 have been reclassified to conform to the presentation for the period ended April 17, 1994. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at April 17, 1994 and the consolidated results of operations and consolidated cash flows for the periods ended April 17, 1994 and April 18, 1993, have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1993 audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 26, 1993. The results of operations for the sixteen week period ended April 17, 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE

    Primary earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding during the period. Reported primary per share amounts include common equivalents relating to dilutive stock options of 145,000 at April 17, 1994 and 709,000 at April 18, 1993.

    Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures and 5% Convertible Senior Subordinated Debentures, after the elimination of the related interest requirements, net of income taxes. The Company's convertible debentures are excluded from the April 17, 1994 and April 18, 1993 computation due to their antidilutive effect during these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Continuing operations primarily includes the results of TPI Restaurants, Inc. ("Restaurants"), whose revenues are derived from restaurant sales. The first quarterly reporting period consists of 16 weeks and the remaining three quarters are 12 weeks each. The restaurant business is seasonal in nature with the second and third fiscal quarters (Spring and Summer) having higher weekly sales volume than the first and fourth quarters.


Results of Operations

Revenues

  Revenues for 1994 increased to $87.4 million, 2.7% over the $85.1 million earned last year. New restaurants accounted for $11.9 million of 1994 revenues, while comparable store sales declined $3.0 million, or 4.8%, in the Shoney's concept and increased $0.8 million, or 6.1%, in the Captain D's concept. The first twelve weeks of new restaurants operations are excluded from the comparable store sales computation. Revenues for 1993 include $7.4 million relating to 34 underperforming units, which were either closed subsequent to the first quarter of 1993 or are scheduled to be closed in accordance with the Company's restructuring plan adopted in 1993. Revenues and expenses related to units provided for in the reserve for restructuring have been excluded from the 1994 statement of operations. The Company's operating results include 182 Shoney's and 66 Captain D's units operating at the end of the first quarter of 1994 compared to 186 Shoney's and 70 Captain D's operating at the end of the same period for the prior year.

  The Company is implementing a number of programs to address the softness in comparable store sales. Testing will begin on a new menu that is more streamlined and geared towards improving margins. The Company is in the initial phase of the introduction of rotisserie chicken, which is being well received presently in two test markets. Training programs are being enhanced by the establishment of certified training stores in each region. Also, the Company's incentive compensation programs have been modified to encourage sales growth and performance improvement.

Cost and Expenses

  Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1994 and 1993 is shown below.

                                                1994         1993

                                               ------        ------



 Food, supplies and uniforms                    35.5%        35.0%

 Restaurant labor and benefits                  29.7%        29.2%

 Restaurant depreciation and amortization        5.0%         4.6%

 Other restaurant operating expenses            17.6%        17.1%
                                               ------        ------

                                                87.8%        85.9%

                                               ======        ======

  The Company's food costs suffered from significant price increases in several high volume commodities, including pork, vegetable shortening, produce and shrimp. These increases were partially offset by a decrease in white fish prices, which contributed to a decrease in food costs as a percentage of revenues in the Company's Captain D's restaurants. Most restaurant operating expenses, including depreciation and amortization, repairs and maintenance, utilities, franchise fees, and property taxes, are relatively fixed, and accordingly, a decrease in same store sales results in an unfavorable margin impact. In addition to the effect of the decline in comparable store sales, the increase in other restaurant operating expenses reflects an increase in insurance expense of 0.4% as a percentage of revenues, or $344,000. Restaurant labor and benefits increased primarily as a result of increases in workers' compensation insurance expense. As discussed in its 1993 Annual Report on Form 10-K, the Company made a significant adjustment to its workers' compensation and general liability insurance reserves based on improved data available to the Company for assessing its potential exposure. The Company continues to recognize workers' compensation and general liability insurance expense at a higher rate than in the prior year to better reflect the likely outcome of its liability.

  General and administrative expenses have decreased $67,000, or 0.3% as a percentage of revenue due primarily to the restructuring activities at the end of 1993 involving reductions in field management and corporate staff, termination of the pension plan and reductions in senior level compensation.

  Other costs and expenses improved by $375,000 primarily as a result of a $400,000 gain on the disposition of assets.


Other Income and Expenses

  Interest income decreased $93,000 due to the unusually high amount of cash on hand in the prior year following the investment in the Company by the Airlie Group L.P. and certain related parties on March 19, 1993. Interest expense decreased by $153,000 relating to interest on capital leases included in the restructuring reserve and an additional $83,000 due to the termination of the Company's retirement plan at the end of 1993.


Liquidity and Capital Resources

  The Company has a working capital deficit of $8,347,000 at April 17, 1994 compared to a working capital deficit at December 26, 1993 of $10,796,000. Approximately 92% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 3 days. Because the Company's payables, including amounts for inventory and other operating expenses, are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit. Furthermore, the Company uses available cash for capital spending or repayment of advances under its revolving credit facility.

Operating Activities

  Net cash provided by operating activities decreased $378,000 to $3,530,000 in 1994 from $3,908,000 in 1993. During the first quarter of 1994, the Company received a federal income tax refund of $2,500,000. Accounts payable, which includes payables relating to operations and construction, declined by $3,813,000 during the first quarter of 1994 compared to an increase of $2,074,000 in the first quarter of 1993. Accrued expenses decreased during the first quarter of 1993 due to a lump sum benefit payment of $1,850,000 relating to the early retirement of a senior executive officer.

Investing Activities

  Net cash used in investing activities decreased $3,173,000. The decrease in cash used is primarily a result of the Company's plan to build fewer restaurants in 1994 compared to 1993. The Company spent $4,634,000 on new stores in 1994, or $3,259,000 less than the $8,093,000 spent on new stores in the same period of 1993. Although four new Shoney's and one new Captain D's were opened in both the first quarter of 1994 and the first quarter of 1993, three of the units opened in 1994 were substantially complete at the end of 1993. In addition, funds used for remodeling of existing stores has decreased by $1,389,000 to $687,000.

Financing Activities

  Net cash provided by financing activities decreased by $16,992,000 due primarily to the investment in the Company by The Airlie Group L.P. and certain related parties on March 19, 1993. This transaction provided the Company with net proceeds of $29,099,000 from the issuance of $15,000,000 of convertible debentures and $15,000,000 of common stock and warrants. A portion of these proceeds were used to pay down the Company's credit facilities.

  As of April 17, 1994, the Company had borrowings of $23,500,000  and
standby  letters   of  credit   of  $10,951,000  outstanding   on  its
$50,000,000 credit facility.

Expansion Plans

  The Company currently plans to open four additional new Shoney's restaurants and five to six new Captain D's during the remainder of 1994. Currently, the average cost to purchase land and construct and equip a new restaurant is approximately $1,450,000 for each new Shoney's and approximately $700,000 for each new Captain D's. The Company intends to spend approximately $7,600,000 on remodeling, refurbishing and maintaining its restaurants during the remainder of 1994. In addition, the Company plans to spend $750,000 in 1994 for the development and installation of point-of-sale and back office computer systems at approximately half of its Captain D's restaurants, with the remaining Captain D's restaurants to be converted to the new systems in 1995. The Company believes it will be able to provide funds for this capital expenditure schedule through its cash flow from operations and borrowings on the credit facility.

  The Company believes that there is potential to expand its Shoney's and Captain D's restaurants within its' existing markets as well as within the other areas in which the Company has been granted exclusive rights by Shoney's, Inc. In order to maintain the exclusive rights to certain reserved areas, the Company has entered into various development agreements to open restaurants over defined periods of time. During the remainder of 1994, the Company is committed to build one Shoney's in its Houston, TX reserved area and the same number as opened by Shoney's Inc., estimated to be two, in eastern Michigan. Subsequent to 1994, these agreements require the construction of an additional 33 Shoney's prior to April 6, 2003, and 32 Captain D's prior to July 31, 2011.

  The extent of the Company's expansion plans beyond 1994 depend on the ability of the Company's existing operations to generate sufficient cash flow for future expansion. Management believes sufficient funds will be available from cash on hand, cash flows from operations and borrowings under the Credit Facility to meet its debt service requirements, as well as its working capital and capital expenditure requirements in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  Maxcell   Telecom   Plus,  Inc.,   et   al.,   v.   McCaw   Cellular
Communications, Inc., et al.

    On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc.("Maxcell"),filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. On April 26, 1994, the court dismissed two of the 16 counts brought by Maxcell and denied the remainder of McCaw's motion to dismiss the claims of Maxcell. The court also denied McCaw's motion to stay discovery, and subsequently, granted Maxcell's motion to compel discovery. In a procedural ruling, while permitting 14 claims of Maxcell to go forward, the court dismissed TPI Enterprises itself as a plaintiff. This procedural ruling does not impede the ability of TPI to seek recovery on its claims through its wholly-owned subsidiary, Maxcell. The litigation is still in its early stages and there can be no assurance as to what the ultimate outcome will be.

    The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of the management of the Company that the outcome of such litigation will not have a significant adverse effect on the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders of the Company was held on May 19, 1994.

(b)  Not Applicable

(c)   1.   Election  of Directors.   All  nominees  for director  were
           elected pursuant to the following vote:


Name of Nominee             Votes in favor             Withheld

Stephen R. Cohen              17,599,722               389,550
J. Gary Sharp                 17,603,038               386,234
Frederick W. Burford          17,603,425               385,847
Osvaldo Cisneros              17,604,537               384,735
Paul James Siu                17,604,337               384,935
Edwin B. Spievack             17,603,225               386,047
Thomas M. Taylor              17,605,137               384,135
Lawrence W. Levy              17,604,037               385,235
John L. Marion, Jr.           17,604,637               384,635
Douglas K. Bratton            17,604,237               385,035


     2.  Approval of the amendment to the Company's Non-Employee
         Directors Stock Option Plan:  16,944,918 votes in favor;
         929,330 votes against; and 115,024 shares abstained from voting.

     3. Ratification of the appointment of Deloitte & Touche as independent auditors for the Company's fiscal year ending December 25, 1994: 17,875,915 votes in favor; 48,932 votes against; and 64,425 shares abstained from voting.

(d)  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

      Registrant filed a current report on Form 8-K, dated April 28, 1994, reporting Item 5 - Other Events. Under Item 7 - Financial Statements and Exhibits, the Registrant filed press releases dated April 28, 1994 and May 6, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TPI Enterprises, Inc.
                                                   (Registrant)

 Date:  May 31, 1994                           /s/  J. Gary Sharp
                                           --------------------------
                                                  J. Gary Sharp
                                                President & Chief
                                                Executive Officer


 Date:  May 31, 1994
                                           /s/ Frederick W. Burford
                                           --------------------------

                                               Frederick W. Burford
                                            Executive Vice President &
                                             Chief Financial Officer