Form 10-Q
period 1994-07-10
TPI ENTERPRISES INC
filed 1994-08-24
CIK 96919

- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

                  Securities and Exchange Commission
                        Washington, D.C.  20549
                         ---------------------

                               FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 10, 1994, or

/X/ Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

     For the transition period from ___________ to __________

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

     The number of shares outstanding of the registrant's common stock is 20,333,959 (as of August 12, 1994).

- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

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


(1)  Wholly-owned subsidiaries of TPI Restaurants, Inc.
(2)  Wholly-owned subsidiary of Maxcell Telecom Plus, Inc.

ITEM 1.   FINANCIAL STATEMENTS

                TPI ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                            July 10,    December 26,
                                                              1994          1993
                                                           ----------   -----------
                                                            (Dollars in thousands)
     ASSETS
 Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . .  $   18,864    $    16,664
  Accounts receivable-trade  . . . . . . . . . . . . . .         962            984
  Inventories  . . . . . . . . . . . . . . . . . . . . .      13,719         11,424
  Deferred tax benefit   . . . . . . . . . . . . . . . .       6,674          6,734
  Other current assets   . . . . . . . . . . . . . . . .       2,416          5,514
                                                          ----------    -----------
    Total current assets . . . . . . . . . . . . . . . .      42,635         41,320
                                                          ----------    -----------

 Property and equipment (at cost)  . . . . . . . . . . .     241,014        232,240
  Less accumulated depreciation and amortization   . . .      65,648         57,802
  Less allowance for unit closings   . . . . . . . . . .      17,803         18,695
                                                          ----------    -----------
                                                             157,563        155,743
                                                          ----------    -----------
 Other assets:
  Goodwill (net of accumulated amortization of $7,562
   in 1994 and $6,873 in 1993) . . . . . . . . . . . . .      38,265         38,954
  Other intangible assets (net of accumulated
   amortization of $5,096 in 1994 and $3,420 in 1993)  .      20,823         21,923
  Other  . . . . . . . . . . . . . . . . . . . . . . . .         662            899
                                                          ----------    -----------
                                                              59,750         61,776
                                                          ----------    -----------
                                                          $  259,948    $   258,839
                                                          ==========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Current portion of long-term debt  . . . . . . . . . .  $    1,729    $     1,728
  Accounts payable-trade   . . . . . . . . . . . . . . .      17,408         19,910
  Accrued expenses and other current liabilities   . . .      32,654         29,829
  Income taxes currently payable   . . . . . . . . . . .         481            649
                                                          ----------    -----------
    Total current liabilities  . . . . . . . . . . . . .      52,272         52,116
                                                          ----------    -----------
 Long-term debt  . . . . . . . . . . . . . . . . . . . .     108,795        106,773
                                                          ----------    -----------
 Reserve for restructuring . . . . . . . . . . . . . . .      17,887         20,230
                                                          ----------    -----------
 Deferred income taxes . . . . . . . . . . . . . . . . .       6,574          6,734
                                                          ----------    -----------
 Other liabilities . . . . . . . . . . . . . . . . . . .       2,319          2,427
                                                          ----------    -----------



 Commitments and contingencies

Shareholders' equity:
  Preferred shares - no par value - authorized -
   20,000,000 shares; none issued and outstanding  . .           ---            ---

  Common shares - $.01 par value - authorized -
   100,000,000 shares; issued - 33,172,564 shares in
   1994 and 33,118,614 shares in 1993  . . . . . . . . .         332            331
  Additional paid-in capital   . . . . . . . . . . . . .     225,775        225,417
  Deficit  . . . . . . . . . . . . . . . . . . . . . . .     (84,061)       (85,244)
                                                          ----------    -----------
                                                             142,046        140,504
  Less treasury stock, at cost, 12,846,094 common shares
   in 1994 and 1993  . . . . . . . . . . . . . . . . . .      69,945         69,945
                                                          ----------    -----------
    Total shareholders' equity . . . . . . . . . . . . .      72,101         70,559
                                                          ----------    -----------
                                                          $  259,948    $   258,839
                                                          ==========    ===========

                   See notes to consolidated financial statements.

                 TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS OF OPERATIONS

                                              Twelve Weeks      Twenty-eight Weeks
                                                  Ended                Ended
                                            -----------------   -------------------
                                            July 10,  July 11,  July 10,   July 11,
                                              1994      1993      1994       1993
                                            --------  --------  --------   --------
                                                     (Dollars in thousands)
Restaurant revenues . . . . . . . . . . .   $68,730   $69,850  $156,127    $154,983
                                            -------   -------  --------    --------

Costs and expenses:
 Food, supplies and uniforms  . . . . . .    23,877    24,512    54,870      54,306
 Restaurant labor and benefits  . . . . .    20,726    20,510    46,726      45,364
 Restaurant depreciation and amortization     3,262     3,071     7,612       6,957
 Other restaurant operating expenses  . .    12,447    11,664    27,859      26,255
 General and administrative expenses  . .     5,577     5,654    12,463      12,607
 Other  . . . . . . . . . . . . . . . . .       274       182       200         483
                                            -------   -------  --------    --------
                                             66,163    65,593   149,730     145,972
                                            -------   -------  --------    --------
Operating income  . . . . . . . . . . . .     2,567     4,257     6,397       9,011
                                            -------   -------  --------    --------

Other income and expenses:
 Interest income  . . . . . . . . . . . .        76       190       153         360
 Interest expense   . . . . . . . . . . .    (2,307)   (2,619)   (5,367)     (5,988)
 Other  . . . . . . . . . . . . . . . . .       ---        54       ---         ---
                                            -------   -------  --------    --------
                                             (2,231)   (2,375)   (5,214)     (5,628)
                                            -------   -------  --------    --------
Income from continuing operations before
 provision for income taxes   . . . . . .       336     1,882     1,183       3,383

Provision for income taxes  . . . . . . .       ---       757       ---       1,282
                                            -------   -------  --------    --------

Income from continuing operations   . . .       336     1,125     1,183       2,101

Gain on disposal of discontinued
  operations, net of income taxes . . . .       ---     6,115       ---       6,115
                                            -------   -------  --------    --------

Net income  . . . . . . . . . . . . . . .   $   336   $ 7,240  $  1,183    $  8,216
                                            =======   =======  ========    ========

Earnings per share:

Primary:
 Continuing operations  . . . . . . . . .   $  0.02   $  0.06  $   0.06    $   0.11
 Discontinued operations  . . . . . . . .       ---      0.30       ---        0.30

                                            -------   -------  --------    --------
   Net income per common share  . . . . .   $  0.02   $  0.36  $   0.06    $   0.41
                                            =======   =======  ========    ========

Weighted average number of common and
 common equivalent shares outstanding   .    20,465    20,393    20,445      19,884
                                            =======   =======  ========    ========


Fully diluted:
 Continuing operations  . . . . . . . . .   $  0.02   $  0.06  $   0.06    $   0.12
 Discontinued operations  . . . . . . . .       ---      0.21       ---        0.21
                                            -------  --------  --------    --------
   Net income per common share  . . . . .   $  0.02   $  0.27  $   0.06    $   0.33
                                            =======   =======  ========    ========

Weighted average number of common and
 common equivalent shares outstanding   .    20,465    29,941    20,445      29,321
                                            =======   =======  ========    ========

                   See notes to consolidated financial statements.

                TPI ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Twenty-eight Weeks Ended
                                                            ------------------------
                                                             July 10,      July 11,
                                                               1994          1993
                                                            -----------    ---------
                                                             (Dollars in thousands)
 Cash flows from operating activities:
  Net income   . . . . . . . . . . . . . . . . . . . . . .   $   1,183     $  8,216
                                                             ---------     --------
  Adjustments to reconcile net income to net cash
   provided:
      Depreciation and amortization  . . . . . . . . . . .      10,495        9,790
      Deferred income taxes  . . . . . . . . . . . . . . .        (100)         777
      (Gain) loss on disposal of assets  . . . . . . . . .        (433)          59
      Gain on disposal of discontinued operations  . . . .         ---       (6,115)
      Changes in assets and liabilities:
       Accounts receivable-trade . . . . . . . . . . . . .          22         (374)
       Inventories . . . . . . . . . . . . . . . . . . . .      (2,295)       2,379
       Other current assets  . . . . . . . . . . . . . . .       2,493          540
       Other assets  . . . . . . . . . . . . . . . . . . .        (508)        (810)
       Accounts payable-trade  . . . . . . . . . . . . . .      (2,502)       2,219
       Accrued expenses and other current liabilities. . .       2,825          508
       Income taxes currently payable  . . . . . . . . . .        (168)         474
       Reserve for restructuring . . . . . . . . . . . . .      (2,343)      (1,470)
       Other liabilities . . . . . . . . . . . . . . . . .        (108)         104
                                                              --------     --------
         Total adjustments   . . . . . . . . . . . . . . .       7,378        8,081
                                                              --------     --------
      Net cash provided by operating activities  . . . . .       8,561       16,297
                                                              --------     --------

 Cash flows from investing activities:
  Acquisition of property and equipment  . . . . . . . . .     (13,242)     (22,103)
  Disposition of property and equipment  . . . . . . . . .       4,289          463
  Other, net   . . . . . . . . . . . . . . . . . . . . . .         210         (106)
                                                              --------     --------
      Net cash used in investing activities  . . . . . . .      (8,743)     (21,746)
                                                              --------     --------

 Cash flows from financing activities:
  Common shares issued   . . . . . . . . . . . . . . . . .         359       15,723
  Proceeds of 5% Senior Subordinated Debentures  . . . . .         ---       15,000
  Net proceeds (payments) on Credit Facilities   . . . . .       3,000      (31,922)
  Other long-term debt payments  . . . . . . . . . . . . .        (977)      (4,132)
                                                              --------     --------
      Net cash provided by (used in) financing activities        2,382       (5,331)
                                                              --------     --------

 Net cash provided by (used in) continuing operations  .         2,200      (10,780)
                                                              --------     --------
 Net cash provided by discontinued operations  . . . . . .         ---       16,078
                                                              --------     --------
 Net increase in cash and cash equivalents . . . . . .           2,200        5,298

 Cash and cash equivalents, beginning of period  . . . . .      16,664       21,020

                                                             ---------     --------
 Cash and cash equivalents, end of period  . . . . . . . .   $  18,864     $ 26,318
                                                             =========     ========

 Supplemental Disclosure of Cash Flow Information:
  Cash payments (refunds) during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . .   $   4,614     $  4,636
    Interest capitalized . . . . . . . . . . . . . . . . .         (77)        (154)
    Income taxes paid (refunded) . . . . . . . . . . . . .      (2,232)         (44)

                   See notes to consolidated financial statements.

                TPI ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of July 10, 1994 and the consolidated statements of operations and cash flows for the periods ended July 10, 1994 and July 11, 1993, have been prepared by the Company without audit. Certain amounts appearing for the period ended July 11, 1993 have been reclassified to conform to the presentation for the period ended July 10, 1994. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at
July 10, 1994 and the consolidated results of operations and consolidated cash flows for the periods ended July 10, 1994 and July 11, 1993, have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1993 audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 26, 1993. The results of operations for the twelve week and twenty-eight week periods ended July 10, 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2 - NET INCOME PER COMMON SHARE

    Primary earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding during the period.

    Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures and 5% Convertible Senior Subordinated Debentures, after the elimination of the related interest requirements, net of income taxes. The Company's convertible debentures are excluded from the computation for the twelve week and twenty-eight week periods ended July 10, 1994 due to their antidilutive effect during these periods.

  Earnings per share amounts are computed for the quarters ended July 10, 1994 and July 11, 1993 as follows:

                                             Twelve Weeks         Twelve Weeks
                                                 Ended                Ended
                                             July 10, 1994        July 11, 1993
                                           ------------------   ------------------
                                                       Fully               Fully
                                            Primary   Diluted   Primary   Diluted
                                           --------  -------    -------   --------
Income:
Income from continuing operations . . . .  $   336    $  336    $ 1,125   $ 1,125
Interest (less tax) on convertible
  debentures  . . . . . . . . . . . . . .      ---       ---        ---       695
                                           -------    ------     ------   -------
Adjusted income from continuing
  operations  . . . . . . . . . . . . . .      336       336      1,125     1,820
Discontinued operations . . . . . . . . .      ---       ---      6,115     6,115
                                           -------    ------    -------   -------
                                           $   336    $  336    $ 7,240   $ 7,935
                                           =======    ======    =======   =======

Number of shares:
Weighted average shares outstanding . . .   20,313    20,313     19,866    19,866
Incremental shares for outstanding stock
  options . . . . . . . . . . . . . . . .      152       152        527       750
Shares issued upon conversion of
  debentures  . . . . . . . . . . . . . .      ---       ---        ---     9,325
                                           -------    ------    -------   -------
                                            20,465    20,465     20,393    29,941
                                           =======    ======    =======   =======


  Earnings per share amounts are computed for the twenty-eight weeks ended July 10, 1994 and July 11, 1993 as follows:

                                           Twenty-eight Weeks    Twenty-eight Weeks
                                                  Ended                Ended
                                              July 10, 1994        July 11, 1993
                                           -------------------   ------------------
                                                       Fully                Fully
                                            Primary   Diluted    Primary   Diluted
                                           --------   --------   --------  --------
Income:
Income from continuing operations . . . .  $ 1,183    $ 1,183    $ 2,101   $ 2,101
Interest (less tax) on convertible
  debentures  . . . . . . . . . . . . . .      ---        ---        ---     1,571
                                           -------    -------    -------   -------
Adjusted income from continuing
  operations  . . . . . . . . . . . . . .    1,183      1,183      2,101     3,672
Discontinued operations . . . . . . . . .      ---        ---      6,115     6,115
                                           -------    -------    -------   -------
                                           $ 1,183    $ 1,183    $ 8,216   $ 9,787
                                           =======    =======    =======   =======
Number of shares:
Weighted average shares outstanding . . .   20,297     20,297     19,267    19,267
Incremental shares for outstanding stock
   options  . . . . . . . . . . . . . . .      148        148        617       729
Shares issued upon conversion of
  debentures  . . . . . . . . . . . . . .      ---        ---        ---     9,325
                                           -------    -------    -------   -------
                                            20,445     20,445     19,884    29,321
                                           =======    =======    =======   =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Continuing operations primarily includes the results of TPI Restaurants, Inc. ("Restaurants"), whose revenues are derived from restaurant sales. The first quarterly reporting period consists of 16 weeks and the remaining three quarters are 12 weeks each. The restaurant business is seasonal in nature with the second and third fiscal quarters (Spring and Summer) having higher weekly sales volumes than the first and fourth quarters.


Results of Operations

Year to Date 1994 Compared to Year to Date 1993

Revenues

  Revenues for 1994 increased to $156,127,000, 0.7% over the $154,983,000 earned last year. New restaurants accounted for $18,246,000 of 1994 revenues, while comparable store sales declined $5,571,000, or 4.9%, in the Shoney's concept and increased $1,544,000, or 6.6%, in the Captain D's concept. The first twelve weeks of new restaurants' operations are excluded from the comparable store sales computation. Revenues for 1993 include $13,075,000 relating primarily to 31 underperforming units, which were either closed subsequent to the second quarter of 1993 or are scheduled to be closed in accordance with the Company's restructuring plan adopted in 1993. Revenues and expenses related to units provided for in the reserve for restructuring have been excluded from the 1994 statement of operations. The Company's operating results include 182 Shoney's and 66 Captain D's units operating at July 10, 1994 compared to 191 Shoney's and 70 Captain D's operating at July 11, 1993.

  The Company has taken significant steps to address the deterioration of comparable store sales and to improve the Shoney's concept. Training efforts have been significantly increased in every region to improve customer service. The Company has recently begun testing a new menu design and is testing several new menu items, including rotisserie chicken, barbecued riblets and Caesar salads, in certain markets. The Company is closely monitoring the impact of these new menu items and related advertising before introducing these items system-wide. The Company completed a new restaurant remodel prototype in one of its stores in early August. Pending an evaluation of this remodel as well as the remodeling program being undertaken at Shoney's, Inc., the Company has currently postponed construction of new Shoney's restaurants and major remodels.

Costs and Expenses

  Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1994 and 1993 is shown below.

======================================================================
                                                 1994         1993
                                                -----         ------
 Food, supplies and uniforms                    35.1%         35.0%
 Restaurant labor and benefits                  29.9%         29.3%
 Restaurant depreciation and amortization        4.9%          4.5%
 Other restaurant operating expenses            17.9%         16.9%
                                               ------         ------
                                                87.8%         85.7%
                                               ======         ======
======================================================================

  The Company experienced price increases in several high volume commodities, including pork, vegetable shortening and shrimp during 1994. However, these increases were offset by decreases in produce and white fish prices. The decrease in white fish prices has resulted in a decrease in food costs as a percentage of revenues in the Company's Captain D's restaurants. In an effort to improve customer service, staffing levels have been increased in the Company's Shoney's restaurants, resulting in increased labor costs as a percentage of sales. Restaurant labor and benefits was also impacted by an increase in workers' compensation insurance expense of
$761,000, or 0.5% as a percentage of revenue. Other restaurant operating expenses includes an increase in insurance expense of 0.4% as a percentage of revenues, or $617,000. As discussed in its 1993 Annual Report on Form 10-K, the Company made a significant fourth quarter adjustment to its workers' compensation and general liability insurance reserves based on improved data available to the Company for assessing its potential exposure. The Company continues to recognize workers' compensation and general liability insurance expense at a higher rate than in the prior year to better reflect the likely outcome of its liability. The Company has undertaken a program to address the increase in insurance costs, including, among other things, the installation of a risk management information system, utilization of a new floor chemical to prevent slips and falls and use of plastic instead of glass in the kitchen where possible. Most restaurant operating expenses, including depreciation and amortization, repairs and maintenance, utilities, franchise fees, and property taxes, are relatively fixed, and accordingly, a decrease in comparable store sales results in an unfavorable margin impact.

  General and administrative expenses have decreased $144,000. Savings relating to the restructuring activities at the end of 1993, including reductions in field management and corporate staff, termination of the pension plan and reductions in senior level compensation, have been partially offset by the write-off of approximately $200,000 of development expenditures incurred prior to the Company's decision to postpone construction of new Shoney's restaurants.

  Other costs and expenses improved by $283,000 primarily as a result of a $413,000 gain on the disposition of assets. This gain was partially offset by an $86,000 decline in profits from the Company's insurance operations.

Other Income and Expenses

  Interest income decreased $207,000 due to the unusually high amount of cash on hand in the prior year following the investment in the Company by the Airlie Group L.P. and certain related parties on March 19, 1993. Interest expense decreased by $621,000, with $258,000 relating to interest on capital leases included in the restructuring reserve and an additional $167,000 due to the termination of the Company's retirement plan at the end of 1993.


Second Quarter 1994 Compared to Second Quarter 1993

Revenues

  Revenues for  1994  decreased  to $68,730,000,  1.6% less  than  the
$69,850,000 earned last year. New restaurants accounted for $6,346,000 of 1994 revenues, while comparable store sales declined $2,573,000, or 5.0%, in the Shoney's concept and increased $719,000, or 7.2%, in the Captain D's concept. Revenues for 1993 include $5,612,000 relating primarily to 31 underperforming units, which were either closed subsequent to the second quarter of 1993 or are scheduled to be closed in accordance with the Company's restructuring plan.

Costs and Expenses

  Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1994 and 1993 is shown below.

======================================================================
                                                1994         1993
                                               -------       ------
 Food, supplies and uniforms                    34.7%        35.1%
 Restaurant labor and benefits                  30.2%        29.4%
 Restaurant depreciation and amortization        4.7%         4.4%
 Other restaurant operating expenses            18.1%        16.7%
                                               ------        ------
                                                87.7%        85.6%
                                               ======        ======
======================================================================

  The Company's food costs were favorably impacted by significant commodity price decreases in white fish and produce and a minimal menu price increase. These decreases were partially offset by increases in the commodity prices of pork, vegetable shortening and shrimp. Staffing levels have been increased in the Shoney's stores in an effort to improve customer service, resulting in an increase in store labor costs. Restaurant labor and benefits also includes an increase in workers' compensation insurance expense of $209,000, or 0.3% as a percentage of revenue. See discussion of insurance reserves in the year to date discussion above. Most restaurant operating expenses, including depreciation and amortization, repairs and maintenance, utilities, franchise fees, and property taxes, are relatively fixed, and accordingly, a decrease in same store sales results in an unfavorable margin impact. In addition to the effect of the decline in comparable store sales, the increase in other restaurant operating expenses reflects an increase in insurance expense of 0.4% as a percentage of revenues, or $272,000.

  General and administrative expenses have decreased $77,000 due primarily to the restructuring activities at the end of 1993 involving reductions in field management and corporate staff, termination of the pension plan and reductions in senior level compensation. These savings were offset by the write-off of $200,000 in development expenditures incurred prior to the Company's decision to postpone construction of new Shoney's restaurants.

  Other costs and expenses, net, increased $92,000 primarily as a result of a $95,000 decline in the Company's insurance operations.

Other Income and Expenses

  Interest income decreased $114,000 due to the unusually high amount of cash on hand in the prior year following the investment in the Company by the Airlie Group L.P. and certain related parties on March 19, 1993. Interest expense decreased by $312,000, including $108,000 relating to interest on capital leases included in the restructuring reserve and an additional $84,000 due to the termination of the Company's retirement plan at the end of 1993.

Income taxes

  The Company  has no provision  for income taxes  in 1994  due to the
utilization  of  net  operating   loss  and  alternative  minimum  tax
carryforwards.


Liquidity and Capital Resources

  The Company has a working capital deficit of $9,637,000 at July 10, 1994 compared to a working capital deficit at December 26, 1993 of $10,796,000. Approximately 92% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 3 days. Because the Company's payables, including amounts for inventory and other operating expenses, are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit. Furthermore, the Company uses available cash for capital spending or repayment of advances under its revolving credit facility.

Operating Activities

  Net cash provided by operating activities decreased $7,736,000 to $8,561,000 in 1994 from $16,297,000 in 1993 due primarily to the
change in  working capital.   The significant factors  contributing to
this net decrease are an increase in inventories of $2,295,000, primarily fish, in 1994 compared to a decrease in inventories of $2,379,000 during the same period of 1993 and a decrease of $2,502,000 in accounts payable in 1994, including significant amounts relating to construction, compared to an increase of $2,219,000 in 1993. These decreases in cash were partially offset by the receipt of a federal income tax refund of $2,500,000 in 1994.

Investing Activities

  Net cash used in investing activities decreased $13,003,000. The decrease in cash used is primarily the result of the Company building fewer restaurants in 1994 compared to 1993. The Company has spent $7,035,000 on new and replacement stores in 1994, or $7,627,000 less than the $14,662,000 spent on new and replacement stores in the same period of 1993. Four new Shoney's, one replacement Shoney's and two new Captain D's were opened in the first half of 1994, while ten Shoney's and one Captain D's opened during the first half of 1993. In addition, funds used for remodeling of existing stores has decreased by $3,242,000 to $1,506,000. Cash provided by dispositions of property and equipment increased from $463,000 in 1993 to $4,289,000 in 1994. Proceeds in 1994 include $3,166,000 from the disposal of four restaurants and $1,042,000 from the sale of excess property and other property and equipment.

Financing Activities

  Financing activities provided $2,382,000 in 1994 compared to $5,331,000 used in the prior year. The Company used proceeds of $3,000,000 under its credit facilities and proceeds of $359,000 from the issuance of stock pursuant to employee stock plans primarily to fund capital expenditures during 1994. On March 19, 1993, The Airlie Group L.P. and certain related parties made an investment in the
Company which resulted in net proceeds of $29,099,000 from the issuance of $15,000,000 of convertible debentures and $15,000,000 of common stock and warrants. These proceeds were used to reduce borrowings under the Company's credit facilities and pay other long-term debt.

  As of July 10, 1994,  the Company had borrowings  of $22,000,000 and
standby  letters   of  credit   of  $10,951,000  outstanding   on  its
$50,000,000 credit facility.

Expansion Plans

  The Company currently plans to open one Shoney's restaurant and two Captain D's during the remainder of 1994. As of July 10, 1994, the estimated cost to complete these units was approximately $2,400,000. The Company plans to spend approximately $2,700,000 on maintaining its restaurants during the remainder of 1994. In addition, the Company plans to complete the development and installation of point-of-sale and back office computer systems at its Captain D's restaurants for a total cost of approximately $1,500,000, with half of the restaurants to be converted to the new systems by the end of 1994. The Company believes it will be able to provide funds for this capital expenditure schedule through its cash flow from operations and borrowings on the credit facility.

  The Company has currently postponed further new construction and major remodels of Shoney's restaurants, while monitoring and evaluating the operating results of a new remodel prototype completed in early August 1994, the Shoney's, Inc., remodeling program and other current initiatives intended to improve Shoney's sales. The Company believes that if the operating results of the Shoney's concept improve there is potential to expand its Shoney's and Captain D's restaurants within its existing markets as well as within the other areas in which the Company has been granted exclusive rights by Shoney's, Inc. In order to maintain the exclusive rights to certain reserved areas, the Company has entered into various development agreements to open restaurants over defined periods of time. The Company has satisfied its construction requirements through the end of 1994. Subsequent to 1994, these agreements require the construction of an additional 33 Shoney's prior to April 6, 2003, and 32 Captain D's prior to July 31, 2011.

        Management believessufficient funds willbe available from cash on hand, cash flows from operations and borrowings under the credit facility to meet its debt service requirements, as well as its working capital and capital expenditure requirements in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  Maxcell   Telecom   Plus,  Inc.,   et   al.,   v.   McCaw   Cellular
Communications, Inc., et al.

    On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc.("Maxcell"), filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. On August 23, 1994, the Company received a favorble ruling on the Defendants' Joint Motions for Partial Reconsideration of the Order Denying Stay of Litigation in Maxcell's case against McCaw Cellular Communications, Inc. ("McCaw") and former shareholders of Charisma Communications Corporation ("Charisma"). McCaw and Charisma had filed Motions to Stay the Florida litigation in favor of other litigation pending between Charisma and McCaw in the U.S. District Court for the District of Columbia. On June 29, 1994, that Motion was denied by the Florida court. In July, McCaw and Charisma jointly filed motions to reconsider the decision. The fuling on August 23, 1994 denied the July Motion in favor of Maxcell. Maxcell's case is expected to proceed in Florida. The litigation is still in its early stages and there can be no assurance as to what the ultimate outcome will be.

    The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of the management of the Company that the outcome of such litigation will not have a significant adverse effect on the consolidated financial statements.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

     None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              TPI Enterprises, Inc.
                                                   (Registrant)

 Date:  August 23, 1994                        /s/  J. Gary Sharp

                                           --------------------------
                                                  J. Gary Sharp
                                                President & Chief
                                                Executive Officer


 Date:  August 23, 1994
                                           /s/  Frederick W. Burford

                                           --------------------------
                                               Frederick W. Burford
                                            Executive Vice President &
                                             Chief Financial Officer