Form 10-Q
period 1994-10-02
TPI ENTERPRISES INC
filed 1994-11-16
CIK 96919

================================================================================


                 SECURITIES  AND  EXCHANGE  COMMISSION
                       Washington, D.C.   20549


                              FORM  10-Q

      (Mark One)
      X     Quarterly Report pursuant to Section 13 or 15(d) of
            The Securities Exchange Act of 1934

                                    or
            Transition Report pursuant to Section 13 or 15(d) of
            The Securities Exchange Act of 1934


For the quarterly period ended October 2, 1994    Commission file number 0-7961


                        TPI  ENTERPRISES,  INC.
        (Exact name of registrant as specified in its charter)


                   New Jersey                    22-1899681
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)      Identification No.)


            777  South Flagler Drive
           Phillips Point East Tower, Suite 909      33401
            West Palm Beach, Florida               (Zip Code)
              (Address of principal
                executive office)

 Registrant's telephone number, including area code:   (407) 835-8888


  Securities registered pursuant to Section 12(b) of the Act:   None

      Securities registered pursuant to Section 12(g) of the Act:

               Common Shares, Par Value  $.01  per Share
             ---------------------------------------------
                           (Title of Class)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      ------

    The number of shares outstanding of the registrant's common stock is 20,379,066 (as of November 8, 1994).


================================================================================

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

(1) Wholly-owned subsidiary of TPI Restaurants, Inc.
(2) Wholly-owned subsidiary of Maxcell Telecom Plus, Inc.

ITEM 1. FINANCIAL STATEMENTS

                                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                               October 2,       December 26,
                                                                                  1994              1993
        ASSETS                                                                    (Dollars in thousands)
 Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       $   19,551        $   16,664
   Accounts receivable-trade . . . . . . . . . . . . . . . . . . . . . . .            1,225               984
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,494            11,424
   Deferred tax benefit  . . . . . . . . . . . . . . . . . . . . . . . . .            6,757             6,734
   Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . .            3,003             5,514
                                                                                 ----------        ----------
     Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .           43,030            41,320
                                                                                 ----------        ----------

 Property and equipment (at cost)  . . . . . . . . . . . . . . . . . . . .          241,709           232,240
   Less accumulated depreciation and amortization  . . . . . . . . . . . .           68,383            57,802
   Less allowance for unit closings  . . . . . . . . . . . . . . . . . . .           16,631            18,695
                                                                                 ----------        ----------

                                                                                    156,695           155,743
                                                                                 ----------        ----------
 Other assets:
   Goodwill (net of accumulated amortization of $7,857
   in 1994 and $6,873 in 1993) . . . . . . . . . . . . . . . . . . . . . .           37,970            38,954
   Other intangible assets (net of accumulated
   amortization of $4,714 in 1994 and $3,420 in 1993)  . . . . . . . . . .           20,346            21,923

   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              696               899
                                                                                 ----------        ----------
                                                                                     59,012            61,776
                                                                                 ----------        ----------
                                                                                 $  258,737        $  258,839
                                                                                 ==========        ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . .       $    1,721        $    1,728
   Accounts payable-trade  . . . . . . . . . . . . . . . . . . . . . . . .           15,381            19,910
   Accrued expenses and other current liabilities  . . . . . . . . . . . .           35,100            29,829
   Income taxes currently payable  . . . . . . . . . . . . . . . . . . . .              344               649
                                                                                 ----------        ----------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . .           52,546            52,116
                                                                                 ----------        ----------

 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          111,940           106,773
                                                                                 ----------        ----------
 Reserve for restructuring . . . . . . . . . . . . . . . . . . . . . . . .           14,096            20,230
                                                                                 ----------        ----------
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .            6,757             6,734
                                                                                 ----------        ----------
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,272             2,427
                                                                                 ----------        ----------


 Commitments and contingencies

 Shareholders' equity:
  Preferred shares - no par value - authorized -
   20,000,000 shares; none issued and outstanding  . . . . . . . . . . .                ---               ---
  Common shares - $.01 par value - authorized -
   100,000,000 shares; issued - 33,218,933 shares in
   1994 and 33,118,614 shares in 1993  . . . . . . . . . . . . . . . . .                332               331

   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .          226,046           225,417
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (85,307)          (85,244)
                                                                                 -----------       -----------
                                                                                    141,071           140,504
   Less treasury stock, at cost, 12,846,094 common shares   in 1994 and
   1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           69,945            69,945
                                                                                 ----------        ----------

     Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . .           71,126            70,559
                                                                                 ----------        ----------
                                                                                 $  258,737        $  258,839
                                                                                 ==========        ==========

                                See notes to consolidated financial statements.

                                  TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                                    CONSOLIDATED  STATEMENTS OF OPERATIONS

                                                             Twelve Weeks Ended              Forty Weeks
                                                                                                Ended
                                                            Oct. 2,      Oct. 3,        Oct. 2        Oct. 3,
                                                              1994         1993           1994         1993
                                                                   (In thousands,except per share data)

Restaurant revenues . . . . . . . . . . . . . . . . . . .    $67,325      $70,326       $223,452       $225,309
                                                             -------      -------       --------       --------

Costs and expenses:
  Food, supplies and uniforms . . . . . . . . . . . . . .     24,308       24,526         79,178         78,832
  Restaurant labor and benefits . . . . . . . . . . . . .     20,651       20,989         67,377         66,353
  Restaurant depreciation and amortization  . . . . . . .      3,098        3,248         10,710         10,205
  Other restaurant operating expenses . . . . . . . . . .     12,701       12,208         40,560         38,463
  General and administrative expenses . . . . . . . . . .      5,194        6,040         17,657         18,647
  Other . . . . . . . . . . . . . . . . . . . . . . . . .        257          (98)           457            385
                                                             -------      --------      --------       --------

                                                              66,209       66,913        215,939        212,885
                                                             -------      -------       --------       --------

Operating income  . . . . . . . . . . . . . . . . . . . .      1,116        3,413          7,513         12,424
                                                             -------      -------       --------       --------

Other income and expenses:
  Interest income . . . . . . . . . . . . . . . . . . . .         80          119            233            479
  Interest expense  . . . . . . . . . . . . . . . . . . .     (2,442)      (2,364)        (7,809)        (8,352)
                                                             --------     --------      ---------      ---------

                                                              (2,362)      (2,245)        (7,576)        (7,873)
                                                             --------     --------      ---------      ---------
Income (loss) from continuing operations
  before provision for income taxes . . . . . . . . . . .     (1,246)       1,168            (63)         4,551

Provision for income taxes  . . . . . . . . . . . . . . .        ---          677            ---          1,959
                                                             -------      -------       --------       --------

Income (loss) from continuing operations  . . . . . . . .     (1,246)         491            (63)         2,592

Gain on disposal of discontinued
  operations, net of income taxes . . . . . . . . . . . .        ---           85            ---          6,200
                                                             -------      -------       --------       --------

Net income (loss) . . . . . . . . . . . . . . . . . . . .    $(1,246)     $   576       $    (63)      $  8,792
                                                             ========     =======       =========      ========


Earnings per share:

Primary:
  Continuing operations . . . . . . . . . . . . . . . . .    $ (0.06)     $  0.02       $   0.00       $   0.13
  Discontinued operations . . . . . . . . . . . . . . . .        ---         0.01            ---           0.31
                                                             -------      -------       --------       --------

    Net income (loss) per common share  . . . . . . . . .    $ (0.06)     $  0.03       $   0.00       $   0.44
                                                             ========     =======       ========       ========

Weighted average number of common and
  common equivalent shares outstanding  . . . . . . . . .     20,377       20,771         20,425         20,100
                                                             =======      =======       ========       ========


Fully diluted:
  Continuing operations . . . . . . . . . . . . . . . . .    $ (0.06)     $  0.02       $   0.00       $   0.16
  Discontinued operations . . . . . . . . . . . . . . . .        ---         0.01            ---           0.21
                                                             -------      -------       --------       --------

    Net income (loss) per common share  . . . . . . . . .    $ (0.06)     $  0.03       $   0.00       $   0.37
                                                             ========     =======       ========       ========

Weighted average number of common and
  common equivalent shares outstanding  . . . . . . . . .     20,377       20,771         20,425         29,492
                                                             =======      =======       ========       ========

                                See notes to consolidated financial statements.

                                   TPI ENTERPRISES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                     Forty Weeks Ended
                                                                                  Oct.2,            Oct. 3,
                                                                                   1994              1993
                                                                                   (Dollars in thousands)
Cash flows from operating activities:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    (63)        $  8,792
                                                                                   ---------        --------
  Adjustments to reconcile net income to net cash
    provided:
       Depreciation and amortization  . . . . . . . . . . . . . . . . . . .          14,159           14,246
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . .             ---            1,379
       (Gain) loss on disposal of assets  . . . . . . . . . . . . . . . . .            (445)             ---
       Gain on disposal of discontinued operations  . . . . . . . . . . . .             ---           (6,200)

       Changes in assets and liabilities:
        Accounts receivable-trade . . . . . . . . . . . . . . . . . . . . .            (241)              29
        Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,070)           1,577
        Other current assets  . . . . . . . . . . . . . . . . . . . . . . .           1,906             (556)
        Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (665)            (994)
        Accounts payable-trade  . . . . . . . . . . . . . . . . . . . . . .          (4,529)             378
        Accrued expenses and other current liabilities  . . . . . . . . . .           2,323           (2,186)
        Income taxes currently payable  . . . . . . . . . . . . . . . . . .            (305)          (1,955)
        Reserve for restructuring . . . . . . . . . . . . . . . . . . . . .          (3,186)          (1,219)

        Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            (155)             192
                                                                                  ----------        --------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . . .           7,792            4,691
                                                                                  ---------         --------
       Net cash provided by operating activities  . . . . . . . . . . . . .           7,729           13,483
                                                                                  ---------         --------

Cash flows from investing activities:
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . .         (16,121)         (29,046)
  Acquisition of businesses . . . . . . . . . . . . . . . . . . . . . . . .             ---           (4,554)
  Disposition of property and equipment . . . . . . . . . . . . . . . . . .           5,863            1,454
  Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             119             (418)
                                                                                  ---------          --------

      Net cash used in investing activities . . . . . . . . . . . . . . . .         (10,139)         (32,564)
                                                                                  ----------        ---------

Cash flows from financing activities:
  Common shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . .             477           16,442
  Proceeds of 5% Senior Subordinated Debentures . . . . . . . . . . . . . .             ---           15,000
  Net proceeds (payments) on Credit Facilities  . . . . . . . . . . . . . .           6,200          (27,650)
  Other long-term debt payments . . . . . . . . . . . . . . . . . . . . . .          (1,380)          (4,927)
                                                                                  ----------        ---------
     Net cash provided by (used in) financing activities  . . . . . . . . .           5,297           (1,135)
                                                                                  ---------         ---------


Net cash provided by (used in) continuing operations  . . . . . . . . . . .           2,887          (20,216)
                                                                                  ---------         ---------

Net cash provided by discontinued operations  . . . . . . . . . . . . . . .             ---           16,078
                                                                                  ---------         --------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . .           2,887           (4,138)

Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . .          16,664           21,020
                                                                                  ---------         --------


Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . .       $  19,551         $ 16,882
                                                                                  =========         ========

Supplemental Disclosure of Cash Flow Information:
 Non cash transactions:
   Conversion of 8 1/4% Subordinated Debentures . . . . . . . . . . . . . .          $  165         $    ---
   Capitalized lease obligations entered into . . . . . . . . . . . . . . .             505            3,029
   Note receivable - Danvers  . . . . . . . . . . . . . . . . . . . . . . .             ---              200
   Liabilities assumed in acquisitions of properties  . . . . . . . . . . .             ---            1,088
   Common stock issued in acquisitions of properties  . . . . . . . . . . .             ---              895

  Cash payments (refunds) during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,463            8,616
    Interest capitalized  . . . . . . . . . . . . . . . . . . . . . . . . .             (77)            (150)
    Income taxes paid (refunded)  . . . . . . . . . . . . . . . . . . . . .          (2,195)           2,641

                               See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheet as of October 2, 1994 and the consolidated statements of operations and cash flows for the periods ended October 2, 1994 and October 3, 1993, have been prepared by the Company without audit. Certain amounts appearing for the period ended October 3, 1993 have been reclassified to conform to the presentation for the period ended October 2, 1994. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at October 2, 1994 and the consolidated results of operations and consolidated cash flows for the periods ended October 2, 1994 and October 3, 1993, have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1993 audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 26, 1993. The results of operations for the twelve week and forty week periods ended October 2, 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

    Primary earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding during the period. The Company's common equivalent shares are excluded from the computation for the twelve week periods ended October 2, 1994 and October 3, 1993 due to their antidilutive effect during these periods.

    Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures and 5% Convertible Senior Subordinated Debentures, after the elimination of the related interest requirements, net of income taxes. The Company's convertible debentures are excluded from the computation for the twelve week and forty week periods ended October 2, 1994 due to their antidilutive effect during these periods. The Company's common equivalent shares are excluded from the computation for the twelve week period ended October 2, 1994 due to their antidilutive effect during the period.

  Earnings per share amounts are computed for the quarters ended October 2, 1994 and October 3, 1993 as follows:

                                             Twelve Weeks        Twelve Weeks
                                                 Ended               Ended
                                            October 2, 1994     October 3, 1993
                                            ----------------   ----------------
                                                      Fully              Fully
                                           Primary   Diluted   Primary  Diluted
                                           -------   -------   -------  -------
Income:
- -------
Income (loss) from continuing operations $(1,246) $(1,246) $ 491 $ 491 Interest (less tax) on convertible
  debentures  . . . . . . . . . . . . . .      ---       ---       ---      ---
                                           -------    ------   -------  -------

Adjusted income (loss) from continuing
  operations  . . . . . . . . . . . . . .   (1,246)   (1,246)      491      491
Discontinued operations . . . . . . . . .      ---       ---        85       85
                                           -------    ------   -------  -------
                                           $(1,246)  $(1,246)  $   576  $   576
                                           ========  ========  =======  =======

Number of shares:
- -----------------
Weighted average shares outstanding . . . 20,377 20,377 20,771 20,771 Incremental shares for outstanding stock
  options . . . . . . . . . . . . . . . .      ---       ---       ---      ---
Shares issued upon conversion of
  debentures  . . . . . . . . . . . . . .      ---       ---       ---      ---
                                           -------    ------   -------  -------
                                            20,377    20,377    20,771   20,771
                                           =======    ======   =======  =======

  Earnings per share amounts are computed for the forty weeks ended October 2, 1994 and October 3, 1993 as follows:


                                          Forty Weeks Ended    Forty Weeks Ended
                                           October 2, 1994     October 3, 1993
                                            ----------------   -----------------
                                                      Fully              Fully
                                           Primary   Diluted   Primary  Diluted
                                           -------   -------   -------  -------
Income:
- -------
Income (loss) from continuing operations  $   (63)  $   (63)  $ 2,592 $ 2,592
Interest (less tax) on convertible
  debentures  . . . . . . . . . . . . .       ---       ---       ---   2,104
                                          -------   -------   ------- -------
Adjusted income (loss) from continuing
  operations  . . . . . . . . . . . . .       (63)      (63)    2,592   4,696
Discontinued operations . . . . . . . .       ---       ---     6,200   6,200
                                          -------   -------   ------- -------
                                          $   (63)  $   (63)  $ 8,792 $10,896
                                          ========  ========  ======= =======

Number of shares:
- -----------------
Weighted average shares outstanding . . 20,425 20,425 19,431 19,431 Incremental shares for outstanding stock
    options . . . . . . . . . . . . . .       ---       ---      669      736
Shares issued upon conversion of
  debentures  . . . . . . . . . . . . .       ---       ---       ---   9,325
                                          -------   -------   ------- -------
                                           20,425    20,425    20,100  29,492
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


Results of Operations

Year to Date 1994 Compared to Year to Date 1993

Revenues

  Revenues for 1994 decreased to $223,452,000, 0.8% less than the $225,309,000 earned last year. New restaurants accounted for $22,003,000 of 1994 revenues, while comparable store sales declined $7,526,000, or 4.6%, in the Shoney's concept and increased $2,159,000, or 6.4%, in the Captain D's concept. The first twelve weeks of new restaurants' operations are excluded from the comparable store sales computation. The Company's operating results include 182 Shoney's and 68 Captain D's units operating at October 2, 1994 compared to 198 Shoney's and 71 Captain D's operating at October 3, 1993.

  Revenues for 1993 include $18,493,000 relating primarily to 31 underperforming units, which were either closed subsequent to the second quarter of 1993 or were scheduled to be closed in accordance with the Company's restructuring plan adopted in 1993. Revenues and expenses related to these units have been excluded from the 1994 statement of operations. To date, 23 units included in the restructuring plan have been closed and management is currently
reassessing the timing for closing the remaining eight units.   Income before
taxes in 1993 includes losses of approximately $500,000 related to these units.

  The Company has taken steps to address the decline in comparable store sales and to improve the Shoney's concept. Training efforts have been significantly increased in every region to improve customer service. The Company is testing a new menu design and several new menu items in certain markets. The Company is closely monitoring the impact of these new menu items and related advertising before introducing these items system-wide. The Company completed a new restaurant remodel prototype in one of its stores in early August. In addition, two less expensive versions of this prototype were also completed in August with positive initial results. The Company continues to monitor its return on investment on these remodels as well as the remodeling program being undertaken at Shoney's, Inc., before moving forward with construction of new Shoney's restaurants and major remodels.

Costs and Expenses

  Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1994 and 1993 is shown below.

==============================================================================
                                                        1994           1993
- ------------------------------------------------------------------------------
 Food, supplies and uniforms                            35.4%          35.0%

 Restaurant labor and benefits                          30.1%          29.4%

 Restaurant depreciation and amortization                4.8%           4.5%

 Other restaurant operating expenses                    18.2%          17.1%
- ------------------------------------------------------------------------------
                                                        88.5%          86.0%
==============================================================================

  The Company has experienced price increases in several high volume commodities, including pork, vegetable shortening and shrimp during the 1994 year-to-date period. These increases were partially offset by decreases in white fish prices, which has resulted in a decrease in food costs as a percentage of revenues in the Company's Captain D's restaurants. In an effort to improve customer service, staffing levels have been increased in the Company's Shoney's restaurants, resulting in increased labor costs as a percentage of sales. Restaurant labor and benefits was also impacted by an increase in workers' compensation insurance expense of $916,000, or 0.4% as a percentage of revenue. Other restaurant operating expenses includes an increase in insurance expense of 0.4% as a percentage of revenues, or $830,000. As discussed in its 1993 Annual Report on Form 10-K, the Company made a significant fourth quarter adjustment to its workers' compensation and general liability insurance reserves based on improved data available to the Company for assessing its potential exposure. The Company continues to recognize workers' compensation and general liability insurance expense at a higher rate than in the prior year to better reflect the likely outcome of its liability. The Company has undertaken a program to address the increase in insurance costs, including, among other things, the installation of a risk management information system, utilization of a new floor chemical to prevent slips and falls and use of plastic instead of glass in the kitchen where possible. In addition, the increase in other restaurant operating costs includes .4% relating to repairs and maintenance. The Company is currently in the process of designing and implementing programs, including the use of more national contracts for
services, to address these rising costs.   Most restaurant operating expenses,
including depreciation and amortization, repairs and maintenance, utilities, franchise fees, and property taxes, are relatively fixed, and accordingly, a decrease in comparable store sales results in an unfavorable margin impact.

  General and administrative expenses have decreased $990,000 resulting from savings relating to the restructuring activities at the end of 1993, including reductions in field management and corporate staff, termination of the Company's pension plan and reductions in senior level compensation.

  Other costs and expenses have increased $72,000 primarily as a result of the decline in profits from the Company's insurance operations.

Other Income and Expenses

  Interest income decreased $246,000 due to the unusually high amount of cash on hand in the prior year following the investment in the Company by the Airlie Group L.P. and certain related parties on March 19, 1993. Interest expense decreased by $543,000, with $399,000 relating to interest on capital leases included in the restructuring reserve and an additional $251,000 due to the termination of the Company's retirement plan at the end of 1993.


Third Quarter 1994 Compared to Third Quarter 1993

Revenues

  Revenues for 1994 decreased to $67,325,000, 4.3% less than the $70,326,000 earned last year. New restaurants accounted for $3,758,000 of 1994 revenues, while comparable store sales declined $1,984,000, or 3.8%, in the Shoney's concept and increased $614,000, or 6.0%, in the Captain D's concept. Revenues for 1993 include $5,389,000 relating primarily to 31 underperforming units, which were either closed subsequent to the second quarter of 1993 or were scheduled to be closed in accordance with the Company's restructuring plan. Income before taxes in 1993 includes losses of approximately $264,000 relating to these units.

Costs and Expenses

  Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1994 and 1993 is shown below.

==============================================================================
                                                        1994           1993
- ------------------------------------------------------------------------------
 Food, supplies and uniforms                            36.1%          34.9%

 Restaurant labor and benefits                          30.7%          29.8%

 Restaurant depreciation and amortization                4.6%           4.6%

 Other restaurant operating expenses                    18.9%          17.4%
- ------------------------------------------------------------------------------
                                                        90.3%          86.7%
==============================================================================

  During the third quarter of 1994, the Company experienced price increases in several high volume commodities, including vegetable shortening and shrimp. In addition, the Company's menu included certain value-priced promotions during the quarter resulting in a higher than average percentage food cost. Staffing levels have been increased in the Shoney's stores in an effort to improve customer service, resulting in an increase in store labor costs. Restaurant labor and benefits also includes an increase in workers' compensation insurance expense of
$155,000, or 0.3% as a percentage of revenue.   Most restaurant operating
expenses, including depreciation and amortization, repairs and maintenance, utilities, franchise fees, and property taxes, are relatively fixed, and accordingly, a decrease in same store sales results in an unfavorable margin impact. In addition to the effect of the decline in comparable store sales, the increase in other restaurant operating expenses reflects an increase in insurance expense of 0.4% as a percentage of revenues, or $213,000, an increase in repairs and maintenance of 0.5% as a percentage of revenues, or $252,000, and an increase in advertising costs of 0.6% as a percentage of revenues, or $290,000. See discussion of insurance reserves and repairs and maintenance in the year to date discussion above. The increase in advertising is the result of increased efforts to improve sales trends.
  General and administrative expenses have decreased $846,000 due primarily to the restructuring activities at the end of 1993 involving reductions in field management and corporate staff, termination of the pension plan and reductions in senior level compensation. Other costs and expenses, net, increased $355,000 primarily as a result of a $77,000 decline in profits of the Company's insurance operations and a gain on the disposition of assets in the prior year of $260,000.

Other Income and Expenses

  Interest expense increased by $78,000 compared to the same quarter of the prior year. An increase in the Company's weighted average debt outstanding was somewhat offset by decreases of $141,000 relating to interest on capital leases included in the restructuring reserve and $84,000 due to the termination of the Company's retirement plan at the end of 1993.

Income taxes

  The Company has no provision for income taxes in 1994 due to the utilization of net operating loss and alternative minimum tax carryforwards.


Liquidity and Capital Resources

  The Company has a working capital deficit of $9,516,000 at October 2, 1994 compared to a working capital deficit at December 26, 1993 of $10,796,000. Approximately 92% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 3 days. Because the Company's payables, including amounts for inventory and other operating expenses, are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit. Furthermore, the Company uses available cash for capital spending or repayment of advances under its revolving credit facility.

Operating Activities

  Net cash provided by operating activities decreased $5,754,000 to $7,729,000 in 1994 from $13,483,000 in 1993. The significant factors contributing to this net decrease are an increase in inventories of $1,070,000, primarily fish, in 1994 compared to a decrease in inventories of $1,577,000 during the same period of 1993 and a decrease of $4,529,000 in accounts payable in 1994, including significant amounts relating to construction payables at the end of 1993, compared to an increase of $378,000 in 1993. The decrease in the restructuring reserve in 1994 includes non-recurring payments of $290,000 relating to the termination of restaurant leases and $700,000 relating to the restructuring of divisional and corporate overhead. These decreases in cash were partially offset by the receipt of a federal income tax refund of $2,500,000 in 1994.

  As of October 2, 1994, restructuring charges included in accrued expenses and other current liabilities includes $2,900,000 relating to the consolidation of the corporate offices and approximately $2,000,000 relating to the ongoing costs of closed restaurants expected to be expended over the next year. Remaining costs relating to the consolidation of the corporate offices include approximately $630,000 for the termination of substantially all of the Memphis corporate office clerical personnel.

Investing Activities

  Net cash used in investing activities decreased $22,425,000 from 1993. The decrease in cash used is primarily the result of the Company building fewer restaurants in 1994 compared to 1993. The Company has spent $8,212,000 on new and replacement stores in 1994, or $20,527,000 less than the $28,739,000 spent on new and replacement stores and acquisitions in the same period of 1993. Five new Shoney's, one replacement Shoney's and three new Captain D's were opened in the first three quarters of 1994, while eighteen Shoney's, including six acquired stores, and two Captain D's opened during the first three quarters of 1993. In addition, funds used for remodeling of existing stores has decreased by $3,667,000 to $2,451,000. Cash provided by dispositions of property and equipment increased from $1,454,000 in 1993 to $5,863,000 in 1994. Proceeds in 1994 include $3,497,000 from the disposal of six restaurants, $1,866,000 from the sale of excess property and other property and equipment and $500,000 from a sale-leaseback transaction.

Financing Activities

  Financing activities provided $5,297,000 in 1994 compared to $1,135,000 used in the prior year. The Company used proceeds of $6,200,000 under its credit facilities and proceeds of $477,000 from the issuance of stock pursuant to employee stock plans primarily to fund capital expenditures during 1994. On March 19, 1993, The Airlie Group L.P. and certain related parties made an investment in the Company which resulted in net proceeds of $29,099,000 from the issuance of $15,000,000 of convertible debentures and $15,000,000 of common stock and warrants. These proceeds were used to reduce borrowings under the Company's credit facilities and pay other long-term debt.

  As of October 2, 1994, the Company had borrowings of $25,200,000 and standby letters of credit of $10,951,000 outstanding on its $50,000,000 credit facility. Under the terms of the credit facility, the Company is required to meet certain financial ratios, which become more stringent as of the end of the fourth quarter. The Company believes it can obtain waivers in the event of non-compliance.


Capital Expenditures

  The Company currently does not plan to open any additional new restaurants during the remainder of 1994 and is in the process of finalizing its expansion and remodel plans for 1995. The Company plans to complete the development and installation of point-of-sale and back office computer systems at its Captain D's restaurants for a total cost of approximately $1,500,000, with half of the restaurants to be converted to the new systems by the end of 1994. The Company believes it will be able to provide funds for capital expenditures through its cash flow from operations and borrowings on the credit facility.

  The Company has currently postponed further new construction and major remodels of Shoney's restaurants, while monitoring and evaluating the operating results of a new remodel prototype completed in early August 1994, two less expensive versions of the remodel prototype completed in August and the Shoney's, Inc. remodeling program as well as other current initiatives intended to improve Shoney's sales. The Company believes that if the operating results of the Shoney's concept improve there is potential to expand its Shoney's and Captain D's restaurants within its existing markets as well as within the other areas in which the Company has been granted exclusive rights by Shoney's, Inc. In order to maintain the exclusive rights to certain reserved areas, the Company has entered into various development agreements to open restaurants over defined periods of time. The Company has satisfied its construction requirements through the end of 1994. Subsequent to 1994, these agreements require the construction of an additional 34 Shoney's prior to April 6, 2003, and 34 Captain D's prior to July 31, 2011.

     Management believes sufficient funds will be available from cash on hand, cash flows from operations, borrowings under the credit facility and future financing of properties to meet its debt service requirements, as well as its working capital and capital expenditure requirements in the foreseeable future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  Maxcell Telecom Plus, Inc., et al., v. McCaw Cellular Communications, Inc., et al.

    On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc.("Maxcell"), filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. On August 23, 1994, the Company received a favorable ruling on the Defendants' Joint Motions for Partial Reconsideration of the Order Denying Stay of Litigation in Maxcell's case against McCaw Cellular Communications, Inc. ("McCaw") and former shareholders of Charisma Communications Corporation ("Charisma"). McCaw and Charisma had filed Motions to Stay the Florida litigation in favor of other litigation pending between Charisma and McCaw in the U.S. District Court for the District of Columbia. On June 29, 1994, that Motion was denied by the Florida court. In July, McCaw and Charisma jointly filed motions to reconsider that decision. The ruling on August 23, 1994 denied the July Motion in favor of Maxcell. Maxcell's case is expected to proceed in Florida. The litigation is still in its early stages and there can be no assurance as to what the ultimate outcome will be.

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


                                              TPI Enterprises, Inc.
                                                   (Registrant)

 Date: November 15,1994                        /s/  J. Gary Sharp
                                           ----------------------------
                                                  J. Gary Sharp
                                                President & Chief
                                                Executive Officer


 Date: November 15,1994
                                           /s/  Frederick W. Burford
                                           ----------------------------
                                               Frederick W. Burford
                                            Executive Vice President &
                                             Chief Financial Officer