Form 10-Q/A
period 1994-10-02
TPI ENTERPRISES INC
filed 1995-01-03
CIK 96919

SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D.C.   20549

                                  FORM  10-Q/A

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

   The number of shares outstanding of the registrant's common stock is 20,395,024 (as of December 22, 1994).

                         PART II OTHER INFORMATION


ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K


(a)  Exhibit 27.  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TPI Enterprises, Inc.
                                             --------------------------
                                                   (Registrant)


Date: January 3, 1995                        ---------------------------
                                                  Frederick W. Burford
                                               Executive Vice President &
                                                Chief Financial Officer