Form 10-K
period 1994-12-25
TPI ENTERPRISES INC
filed 1995-03-28
CIK 96919

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K
          (Mark One)

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                          OR

          (  ) TRANSITION REPORT  PURSUANT TO  SECTION 13  OR 15(d)  OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 25, 1994
                                  Commission file number 0-7961


                                  TPI ENTERPRISES, INC.
                  (Exact name of registrant as specified in its charter)

                    NEW JERSEY                              22-1899681
           (State or other jurisdiction                  (I.R.S. Employer
                        of                             Identification No.)
                 incorporation or
                  organization)
                3950 RCA BOULEVARD
                    SUITE 5001
           PALM BEACH GARDENS, FLORIDA                        33410
              (Address of principal                         (Zip Code)
                executive office)

                                    (407) 691-8800
                 (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:

                       COMMON SHARES, PAR VALUE $.01 PER SHARE
                                   (Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                      YES   X     NO
                                          -----      -----

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any
          amendment to this Form 10-K.        X
                                            -----

            The aggregate market value of the voting stock held by non-
          affiliates of the Registrant is $87,294,004  (as of       March
          15, 1995).

            The number of shares outstanding of the Registrant's common stock is 20,419,719 (as of March 15, 1995).

                         DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Company's Proxy Statement (pursuant to Regulation 14A) concerning the Annual Meeting of Shareholders is incorporated by reference to Part III of this Form 10-K. Although such Proxy Statement is not currently available, it will be filed with the Commission by April 3, 1995.

                                  TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
          PART I
          Item 1.    BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . 3
          Item 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . . .  9
          Item 3.    LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . 11
          Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .12
                     EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . 12


          PART II
          Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                     SHAREHOLDER  MATTERS . . . . . . . . . . . . . . . . . 14
          Item 6.    SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . 15
          Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND  RESULTS OF OPERATIONS . . . . . . . . . 16
          Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . 22
          Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . 53


          PART III
          Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . .  53
          Item 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . 53
          Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . 53
          Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .  . . 53


          PART IV
          Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  53
          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . .  55
          FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . . . . . . . . . S-1
          FINANCIAL STATEMENTS OF SUBSIDIARY  . . . . . . . . . . . . . . . W-1
          FINANCIAL STATEMENT SCHEDULES OF SUBSIDIARY . . . . . . . . . .  WS-1
          EXHIBIT INDEX.  . . . . . . . . . . . . . . . . . . . . . . . . .

          PART I

          Item 1.   BUSINESS

          General

            TPI Enterprises, Inc. (the "Company") is a New Jersey
          Corporation, incorporated in 1970. Its principal executive offices are located at 3950 RCA Boulevard, Suite 5001, Palm Beach Gardens, Florida 33410, telephone (407) 691-8800.


          Continuing Operations

          General

            The Company, through TPI Restaurants, Inc. ("Restaurants") is one of the largest restaurant franchisees in the United States. As of March 15, 1995, Restaurants owns and operates 256 restaurants including 187 Shoney's and 69 Captain D's in eleven states, primarily in the southern United States. TPI Restaurants is the largest Shoney's and Captain D's franchisee, operating more than four times as many Shoney's as the next largest Shoney's franchisee and more than three times as many Captain D's as the next largest Captain D's franchisee. The Company operates its Shoney's and Captain D's restaurants under license agreements with Shoney's, Inc., an unaffiliated public company. Approximately 83% and 17% of the Company's revenues from continuing operations in 1994 were from its Shoney's and Captain D's restaurants, respectively. "Shoney's" and "Captain D's" are registered trademarks of Shoney's, Inc. References to the Company include the operations of Restaurants.

          Shoney's

            Concept and Strategy. Shoney's are full-service, family-style restaurants which are generally open 18 hours per day, seven days per week, serving breakfast, lunch and dinner. Shoney's varied menu includes hamburgers, chicken, steaks, seafood and sandwiches, as well as salad bars and breakfast bars. Shoney's offers a high quality dining experience at attractive prices; the average check per customer at the Company's Shoney's restaurants (based on entrees served at a sampling of restaurants) was approximately $5.84 for the year ending December 25, 1994.

            Shoney's has sought to differentiate themselves from similarly priced restaurants by providing a superior dining experience, excellent service and warm hospitality. Customers are greeted upon their arrival by a dining room manager who escorts them to their tables, where they are served by friendly waiters and waitresses. Shoney's restaurants are attractively styled. The Company places major emphasis on the quality, preparation and service of its food, the maintenance and repair of its premises and the appearance and conduct of its employees.

            Menu. Shoney's varied menu is designed to appeal to a broad spectrum of customers. Shoney's restaurants offer health-oriented soup and salad bars, which allow customers to prepare fresh salads using over 30 different items, and to choose from home-made soups. Shoney's popular breakfast bars, containing 40 different items, feature a variety of fresh fruits and traditional breakfast selections, including eggs, bacon, sausage, grits, home-fried potatoes, gravy, biscuits, muffins and specially prepared preserves. The breakfast bars have helped secure Shoney's position as a leader in the breakfast segment of the market, enabling Shoney's restaurants to have significant sales during all three daily meal periods. Pie shops are also included in most of the Company's recently constructed Shoney's and are being added to most stores that are remodeled. TPI's Shoney's menu has been enhanced to add customer requested items such as rotisserie chicken, caesar salads, and chicken caesar salads.

            The Company's menu strategy for its Shoney's restaurants is to provide distinctive, quality meals that represent good value and appeal to the varied dining preferences of its targeted customers. Shoney's strives to be sensitive to emerging food trends in order to maximize their sales potential. The restaurants feature separate menus for the three meal periods, and offer a wide variety of selections. Each restaurant offers a feature dessert which changes monthly and home-made soups which change weekly. Shoney's provides a complete dining experience, emphasizing value, speed of service, hospitality and menu diversity to a broad spectrum of value-conscious customers.

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

            History. Shoney's restaurants have been in operation in the southern United States since 1952 and enjoy a high level of name recognition in that region. Shoney's restaurants (including those operated by Shoney's, Inc. and other franchisees) are now located in 34 states extending as far west as California. As of February 19, 1995, there were 913 Shoney's in operation, 544 of which are franchised.

            The Company currently operates 187 Shoney's which is approximately 34% of all franchised Shoney's restaurants and more than four times as many as the next largest Shoney's, Inc. franchisee. The Company's first Shoney's restaurant was opened in 1963. During 1994, the Company opened five newly constructed Shoney's restaurants. The Company closed fifteen underperforming Shoney's and relocated one restaurant in 1994 to a higher traffic location. Since December 25, 1994, no additional restaurants have been constructed as the Company evaluates the results of its test remodel program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our progress on the closure of underperforming Shoney's restaurants identified in 1993.

            The Company has the exclusive right to develop Shoney's restaurants in more than 80% of the geographic territory of Texas, including the San Antonio, Corpus Christi, Austin, Amarillo, El Paso and Fort Worth metropolitan areas, most of Dallas County and portions of Houston. The Company also has exclusive rights to build Shoney's restaurants in the Orlando, Florida area and portions of Broward and Palm Beach Counties in south Florida. In addition, the Company has agreed to develop a territory in eastern Michigan jointly with Shoney's, Inc. The Company also has exclusive rights to build Shoney's restaurants in Maricopa County, Arizona. See "Reserved Area and License Agreements" for additional discussions of the Company's reserved areas.

          Captain D's

            Concept and Strategy. Captain D's are fast-service restaurants, specializing in seafood meals, and are generally open 11 hours per day, seven days per week. Captain D's restaurants project a nautical theme, with a distinctive wood or stucco exterior and an inviting interior decor featuring light wood tones, interior plants and brass accessories. The Captain D's concept also provides a take-out service including drive-through window service representing approximately 44% of its 1994 sales at Captain D's. The average check per customer at the Company's Captain D's (based on entrees served at a sampling of restaurants), including take-out, was approximately $4.63 during the year ended December 25, 1994.

            The Company's operating strategy with respect to its Captain D's restaurants is to seek to increase same store sales averages through the continued introduction and promotion of distinctive, high quality menu items, and through increased emphasis on customer service, food quality and cost management.

            Menu. The Captain D's menu is designed to capitalize on the trend of increased per capita consumption of seafood by serving fried fish fillets, broiled fish, shrimp, clams, stuffed crab in a natural shell and salads. To extend the appeal of its menu to all family members, Captain D's also serves hamburgers, chicken fillets, french fries, hush puppies and country style vegetables. Captain D's also offers broiled entrees to benefit from the increased health consciousness of its customers. The Company, in conjunction with Shoney's, Inc., continually develops and tests new items for the Captain D's menu and seeks to improve existing products. This year, Captain D's has added new menu items including caesar salads, kabobs, and sandwich combos. The Company's Captain D's have experienced slightly rising prices on its shrimp supplies.

            History. Captain D's restaurants have been in operation in the southeastern United States since 1969. As of February 19, 1995, there were 640 Captain D's in operation, 308 of which are franchised. TPI Restaurants operates approximately 22% of the franchised Captain D's restaurants. The Company opened its first Captain D's restaurant in 1973 and presently operates 69 Captain D's in Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. During 1994, the Company opened three newly constructed Captain D's restaurants and closed one underperforming restaurant.

          Other Restaurants

            During 1993, the Company closed all of its remaining Hungry Fisherman and Danver's restaurants. The Company recorded the estimated losses related to the disposition of these properties during 1992 and anticipates no future financial impact from these restaurants.

          Employees

            As of December 25, 1994, the Company had approximately 10,300 employees, including approximately 8,000 restaurant employees, 1,900 store management personnel (including field supervision and management-in-training), 150 headquarters personnel and 250 commissary personnel. Employment in Shoney's restaurants is seasonal and is highest in the second and third quarters.

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

            A new point of sale system was installed in 34 of the 69 Captain D's during 1994. This system enhances management's ability to evaluate sales, costs, and menu preferences and to quickly make modifications where warranted. As of March, 1995, an additional 17 units were installed with this system. The Company is in the process of testing the system.

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

          Acquisition and Distribution of Food and Supplies

            To achieve consistent food quality and control costs, the Company centrally purchases all major food and supply items used in its restaurants. These items, which account for approximately 98.7% of all food and supplies used, are delivered to the Company's commissary centers in Memphis, Tennessee and Charlotte, North Carolina, from which they are redistributed at least twice weekly to its restaurants. The Memphis distribution center contains 80,000 square feet of storage area, and the Charlotte distribution center contains 70,000 square feet of storage area. Since 1990, the range of products provided from the commissary has been significantly expanded from that provided in prior years. This strategy has led to reduced costs and consistent food quality and freshness and should continue to do so as the commissary operations are expanded to serve additional restaurants. The commissary centers are able to control costs by purchasing food and supply items in bulk quantities in anticipation of future needs and price increases.

            The Company's ability to maintain consistent quality throughout its chain of restaurants depends in part upon the ability to acquire food products and related items from reliable sources.
          In situations when supplies may be expected to become unavailable or prices are expected to rise significantly, the Company may enter into purchase contracts or purchase quantities for future use. The Company is currently under one long-term contract for the purchase of food. This contract was entered into due to expected price increases. Adequate alternative sources are believed to be available for those items not covered under contracts or other agreements.


          Reserved Area and License Agreements

            Shoney's. The Company operates its Shoney's restaurants under a series of reserved area agreements, pursuant to which Shoney's, Inc. has granted the Company the exclusive right to develop Shoney's restaurants within specified geographic areas, and license agreements entered into between the Company and Shoney's, Inc. The existing license agreements for Shoney's generally provide for 20-year terms with 20-year renewal options subject to the satisfaction of certain conditions. The current expiration dates of the Shoney's license agreements, including renewals, range from 2016 to 2033. In 1994, the average royalty fee paid by the Company for its Shoney's restaurants was 1.9% of gross sales compared to 3.5% which new franchisees are currently being required to pay. Shoney's restaurants built by the Company pursuant to its reserved area agreements will be subject to varying royalty rates of up to 3.0% of sales.

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


            Several of the Company's reserved area agreements include expansion schedules requiring the Company to develop a minimum number of stores over a defined period of time. The reserved area agreement for 28 counties in Texas, which covers Fort Worth and much of Dallas County, requires the development of 14 Shoney's restaurants over a nine year period amended during 1995 to end in 1999. To date, the Company has opened four restaurants in the reserved area. The Company's development agreements for expansion of the Shoney's concept in certain parts of Broward and Palm Beach Counties in south Florida, northwest Harris County, Texas, Maricopa County, Arizona, and Michigan were extended during 1995 resulting in new store building requirements to begin in 1996. The current amended agreement requires the development of six restaurants in the Florida area by 2004, six restaurants in the Harris County area by 1999, three stores in the Arizona area by 1999, and eleven stores in the Michigan area by 2001. During 1994, one store was opened in each of the Harris County,
          Texas area, the Florida area, and the Michigan area.   If above
          schedules are not satisfied, Shoney's, Inc. has the right to terminate the Company's exclusive rights in these areas. The reserved area agreements permit the Company to open as many Shoney's restaurants as it deems desirable within such reserved territories in compliance with the terms of the reserved area agreement, in addition to those required to be open in accordance with the development schedule.

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

            Captain D's. The Company's Captain D's restaurants are operated under a master reserved area agreement with individual license agreements with Shoney's, Inc. The Company has the right to develop Captain D's in 124 counties in seven southeastern states (Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee). The Company must open an aggregate of 30 new Captain D's, by July 11, 2011, at a rate of two restaurants per year. The reserved area agreement permits the Company to open as many Captain D's restaurants as it deems desirable within its reserved territories in addition to those required to be opened in accordance with the development schedule. The reserved area agreement provides that Shoney's, Inc. may terminate the reserved area agreement (i) upon the default by Restaurants under the terms of any license agreement for operation of a Captain D's restaurant or (ii) after July 11, 2011, upon the expiration of more than 10% of Restaurants' license agreements for Captain D's (without replacing those restaurants within two years following such expiration).

            The Company's existing license agreements for Captain D's generally provide for 20-year terms with two 20-year renewal options subject to the satisfaction of certain conditions. The current expiration dates of the license agreements, including renewals, assuming compliance with the expansion schedule in the Captain D's reserved area agreement, range from 2035 to 2052. In 1994, the average royalty paid to Shoney's, Inc. by the Company's Captain D's was 1.5% of sales.

          Advertising and Promotion

            The license agreements for the Company's Shoney's and Captain D's restaurants require that the Company pay fees equal to 0.35% and 0.65% of sales, respectively, in addition to its franchise fees, which are put into production funds and used by the franchisor to produce radio and television commercials and printed advertising materials. Shoney's, Inc. uses such commercials in its nationwide advertising and marketing programs. The Company is also required to spend for local marketing on its own behalf and through a cooperative in which other franchisees and Shoney's, Inc. participate. The aggregate amount spent by the Company in 1994 for such advertising, inclusive of the fee paid to the franchisor described above to the production funds, was approximately 3.5% of sales. As part of such local marketing, the Company purchases television and radio spots to air commercials produced by the franchisor. Through such advertising, management believes that Shoney's and Captain D's have a high level of name recognition and positive customer perceptions on key attributes of food quality, service and atmosphere. As part of its marketing program, the Company offers several weekly promotions, including free nights for children, a special senior citizens' menu and "all-you-care-to-eat" seafood buffets at Shoney's restaurants. In addition, the Company has increased its reliance on radio and television advertising and reduced its reliance on coupon and billboard advertising.

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

            Insurex Benefits Administrators, Inc., ("IBA") a wholly-owned subsidiary of Restaurants, was organized as a Tennessee corporation in 1989 for the purpose of operating as a third party administrator of medical and dental claims for Restaurants and other corporations. Approximately 91% of IBA's revenues are from other corporations.

            TPI Transportation, Inc. and TPI Commissary, Inc. were a part of Restaurants' operations during 1993 and became wholly-owned subsidiaries of Restaurants during 1994.

            TPI Insurance Corporation, a wholly-owned subsidiary of the Company, was incorporated in 1993 and is licensed as a pure captive insurance company in the state of Hawaii. Under the terms of its Certificate of Authority, it provides workers' compensation insurance for the Company.

            Maxcell Telecom Plus, Inc.'s ("Maxcell"), a wholly-owned subsidiary of the Company, original business plan was to create a cellular telephone network that would operate throughout the southeastern United States. In 1986, Maxcell disposed of substantially all of its remaining interests in the cellular business. Since 1986, Maxcell has had no operations. Beginning in late 1988, and extending to 1989, Maxcell invested approximately $150,000 to participate in lotteries held by the Federal Communication Commission ("FCC") for rights to develop cellular systems for approximately 300 markets. Maxcell continues to have outstanding applications for markets which may be re-lotteried by the FCC. Maxcell does not intend to apply for any new permits from the FCC or to conduct any non-restaurant business other than in connection with the permits for which applications are pending. There can be no assurance that such markets will be re-lotteried or that Maxcell would win any such lottery. See Item 3 "Legal Proceedings".

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

            Pursuant to the Partnership Agreement, effective April 19, 1991, (a) Entertainment contributed to the Partnership its interest in the assets (subject to certain exclusions) relating to the 57 movie theaters Entertainment then owned and other leasehold interests, subject to obligations under notes, loans and capital leases, (b) the Partnership assumed certain liabilities of Entertainment and (c) CENI contributed to the Partnership 3,800,000 shares (the "Shares") of common stock. Thereafter, the Partnership distributed the shares and cash to Entertainment.

            On May 28, 1993, the Company completed the sale of its 50% interest in the Partnership to AMC for $17,500,000. See Item 3 "Legal Proceedings".

          Item 2.   PROPERTIES

          General

            The Company is currently in the process of moving its Tennessee operations and its West Palm Beach headquarters facility to a new facility at 3950 RCA Boulevard, Suite 5001, Palm Beach Gardens, Florida. This facility consists of 38,000 square feet under a lease expiring in 2004 and provides for an annual base rental of $331,000. The lease requires the Company to pay certain operating expenses and contains escalation clauses relating to real estate taxes and the like.

            The Company's executive offices were located at 777 South Flagler Drive, West Palm Beach, Florida, where it occupied approximately 4,800 square feet of space under a lease expiring in 1999 and providing for an annual base rent of approximately $119,000.

            Restaurants' corporate headquarters were located in Memphis, Tennessee in a leased building consisting of approximately 48,000 square feet. The lease agreement, which expires December 1995, provides for an annual rent of $84,000 and requires the Company to pay certain expenses of approximately $95,000 annually. Restaurants operates its commissary centers in leased facilities in Memphis, Tennessee and Charlotte, North Carolina consisting of 80,000 and 70,000 square feet of storage area in each location, respectively.

          Restaurants

            The majority of the Company's Shoney's restaurants are free standing buildings of approximately 5,000 square feet and 170 seats. The Company opened five new Shoney's in 1994 at an average cost of $1,061,000 for building and equipment and $526,000 for land costs.

          Each Captain D's is a free standing building of approximately 2,200 square feet and 70 seats. The Company opened three new Captain D's in 1994 at an average cost of $582,000 for the building and equipment and $182,000 for land costs.

       A majority of the operating restaurant properties used by Restaurants are leased from others under noncancelable agreements. The following table sets forth certain information regarding Restaurants' restaurant properties as of March 15, 1995:

                            Land and     Land Leased     Land and
                            Building      Building      Building
     Type of Restaurant      Owned          Owned        Owned       Total
 -----------------------   ---------    -----------     --------    ------


 Shoney's . . . . . . .       69             39            79          187
 Captain D's  . . . . .       29             26            14           69
                            ----           ----          ----         ----
                              98             65            93          256
                            ====           ====          ====         ====

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

                                             Number of      Number with
      Lease Term Expires                      Leases      Renewal Options

           1995 . . . . . . . . . . . .         2                   2
      1996-2000 . . . . . . . . . . . .        69                  54
      2001-2005 . . . . . . . . . . . .        37                  31
      2006-2010 . . . . . . . . . . . .        46                  45
      2011-2014 . . . . . . . . . . . .         4                   2


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


          Reading Company and James J. Cotter v. TPI Enterprises, Inc.

            On March 7, 1995, a civil action captioned James J. Cotter v. TPI Enterprises, Inc., 95 Civ. 1579 was filed in the United States District Court for the Southern District of New York. The plaintiffs allege inter alia breach of contract and seek damages of $1,250,000 plus interest, punitive damages and attorney's fees in connection with the sale to a subsidiary of American Multi-Cinema, Inc. of TPI Entertainment, Inc.'s interest in Exhibition Enterprises Partnership in April 1991. The Company's attorneys are unable at this time to state the likelihood of an unfavorable outcome.

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

          Item 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY
          HOLDERS

            There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended December 25, 1994.


          EXECUTIVE  OFFICERS OF THE  REGISTRANT

            Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in its entirety in the Proxy Statement.

            The following sets forth certain information regarding the Company's executive officers as of March 15, 1995:


           Name                 Age     Positions held with the Company

           J. Gary Sharp .      48      President and Chief Executive
                                        Officer of TPI
                                        Enterprises; President of TPI
                                        Restaurants; Director        of
                                        TPI Enterprises and TPI
                                        Restaurants

           Frederick W.         44      Executive Vice President, Chief
           Burford . . . .              Financial Officer of TPI
                                        Enterprises ; Vice President,
                                        Chief Financial  Officer and
                                        Treasurer of TPI Restaurants;
                                        Director of TPI Enterprises and
                                        TPI Restaurants

           Robert A.            46      Executive Vice President and
           Kennedy . . . .              Secretary of TPI Enterprises; Vice
                                        Chairman of the Board and
                                        Secretary of TPI Restaurants;
                                        Director of TPI
                                        Restaurants; Vice President of
                                        Human Resources

           Haney A. Long,       49      Senior Vice President, Procurement
           Jr. . . . . . .              and Distribution of TPI
                                        Restaurants; Director of TPI
                                        Restaurants


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

            Frederick W. Burford joined TPI Restaurants in November 1991, after 14 years in top management positions at The Promus Companies (formerly Holiday Corporation). Mr. Burford was a Corporate Vice President and served in capacities as both Treasurer and Controller at the Promus Companies. Mr. Burford was elected Vice President, Chief Financial Officer, Treasurer and a Director of TPI Restaurants in November 1991. He was named Executive Vice President, Chief Financial Officer, and a Director of TPI Enterprises, Inc. in March 1993.

            Robert A. Kennedy joined TPI Enterprises in February 1977 as a Vice President and was elected Executive Vice President in February 1985 and Secretary in September 1988. Mr. Kennedy was a Director of TPI Enterprises between August 1984 and March 1993. Mr. Kennedy was elected Vice Chairman of the Board and Assistant Secretary of TPI Restaurants in 1989, Secretary in 1991, a Director in 1988, and Vice President of Human Resources in 1995.

            Haney A. Long, Jr., joined TPI Restaurants in November, 1989 as Senior Vice President of Procurement and Distribution. Prior to joining the Company, Mr. Long served as Senior Vice President of Procurement at Rich SeaPak Corporation between 1979 and 1989. He also served as Executive Director of Commissary Operations for Shoney's, Inc., between 1975 and 1977. He was elected Director of TPI Restaurants in June 1993.

            Stephen R. Cohen announced his retirement from the Company and as Chairman of the Board of TPI Enterprises effective January 31, 1995. He continues to serve as President and Director of Maxcell.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

          The Company's common shares are traded in the National Market System of the over-the-counter market (NASDAQ symbol: TPIE). As of March 15, 1995, there were 2,118 shareholders of record of the Company's common shares. The following table sets forth, for the periods indicated, the high and low sales prices, as reported by the National Quotation Bureau, Incorporated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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





                       1994                  1993                   1992
               --------------------  --------------------  ---------------------
                  High       Low        High        Low        High      Low
               --------------------  --------------------  ---------------------
First Quarter   $10 7/8    $6 7/8     $10 7/8    $ 8 1/8     $7 3/8     $5 3/4

Second Quarter   9 3/16     5 3/4      10 1/2      7 1/2      7 1/8      5 7/8

Third Quarter    7 9/16     6          12          9 3/8      6 7/8      5 1/8

Fourth Quarter   6 1/2      3 1/2      12 1/2      9 3/4      8 7/8      6 1/4

Item 6.   SELECTED  FINANCIAL  DATA

          The Company recognized a $5,273,000 gain, net of tax, in 1993 following the sale of its remaining 20interest in Exhibition Enterprises Partnership (the "Partnership"). During 1992, the Company recorded an extraordinary loss, net of tax, of $11,949,000 in connection with an early extinguishment of debt. (See Note 6 to the Consolidated Financial Statements.) During 1990, the Company recognized an after-tax gain of approximately $11,600,000 from the sale of a cellular telephone construction permit by its wholly-owned subsidiary Maxcell Telecom Plus, Inc. Discontinued operations include the results of TPI Entertainment, Inc. ("Entertainment") since
February 24, 1989.   Discontinued operations also include the gains or losses
resulting from the disposal of the discontinued operations of Entertainment, as well as the Company's telecommunication business discontinued in 1986. See
Note 3 to the Consolidated Financial Statements for a discussion of the disposal of discontinued operations including the sale of Entertainment's interest in its movie theater operations.


                                                    Statement of Operations Data
                                                         Fiscal Year Ended
                               ----------------------------------------------------------------------
                                December 25,  December 26,  December 31,  December  31,  December 31,
                                  1994          1993           1992          1991           1990
                                -----------   -----------   -----------   ------------   -----------
                                              (Dollars in thousands, except per share data)
Revenues . . . . .  . . . . .    $287,384      $289,439     $277,390       $261,130        $252,370
Income (loss) from
 continuing operations. . . .      (3,717)      (36,488)         662        (12,053)          5,731
Income (loss) before
  extraordinary item and
  cumulative effect of
    accounting changes . . . .     (3,717)      (31,215)         662         10,667          1,528
Net income (loss). . . . . . .     (3,717)      (31,215)     (14,125)        10,667          1,528
Income (loss) per share
  from continuing
   operations. . . . . . . . .       (.18)        (1.81)         .04          (.63)            .26
Net income (loss) per
  share. . . . . . . . . . . .       (.18)        (1.55)        (.77)          .55             .07



                                                            Balance Sheet Data
                               ----------------------------------------------------------------------
                                December 25,  December 26,  December 31,  December  31,  December 31,
                                  1994          1993           1992          1991           1990
                                -----------   -----------   -----------   ------------   -----------
                                                        (Dollars in thousands)
Working capital
    (deficiency) . . . . . . . $ (17,972)     $  (10,796)   $   2,734       $  28,123     $  18,218
Total assets . . . . . . . . .   254,496         258,839      255,607         282,794       427,037
Short-term obligations . . . .     3,725           1,728        5,278          18,905        10,399
Long-term obligations
   including minority
     interest. . . . . . . . .   107,721         106,773      110,937         107,710       213,986


Shareholders' equity . . . . .    67,570          70,559       83,650          97,318       110,489

 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1994 Compared to 1993

Revenues
  Revenues decreased .7% or $2.0 million to $287.4 million due primarily to softness in same store sales at the Shoney's concept. New restaurants accounted for $7.3 million of 1994 revenues, while comparable store sales declined $9.3 million, or 4.3%, in the Shoney's concept and increased $2.6 million or 6.0% in the Captain D's concept. The first twelve weeks of a new restaurants' operations are excluded from the comparable store sales computation. Revenues for 1993 include $19.9 million relating primarily to 27 underperforming units, which were either closed subsequent to the second quarter of 1993 or are scheduled to be closed in accordance with the Company's restructuring plan adopted in 1993. Revenues and expenses related to units provided for in the reserve for restructuring have been excluded from the 1994 statement of operations. In fiscal 1995, the Company's comparable store sales have declined 5.5 % in the Shoney's concept and .9% in the Captain D's concept through March 19, 1995.

Costs and Expenses
  Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1994 and 1993 is shown below.

                                                           1994      1993

Food, supplies and uniforms. . . . . . . . . . . . . . . . 35.8%     35.2%


Restaurant labor and benefits. . . . . . . . . . . . . . . 30.5%     31.2%


Restaurant depreciation and amortization . . . . . . . . .  4.9%      4.7%


Other restaurant operating expenses. . . . . . . . . . . . 18.3%     17.7%

                                                           89.5%     88.8%


  The Company's food costs suffered from price increases in several high volume commodities during 1994, including shrimp and cooking oil. These increases, along with relatively fixed costs for supplies and uniforms, resulted in increased food costs as a percentage of revenues. The decrease in labor costs during the current year at the restaurants is due to a decline in workers' compensation. This decline in workers' compensation expense is primarily due to a $4.5 million adjustment to workers' compensation in the fourth quarter of 1993 to increase the Company's reserves to better reflect the likely outcome of its liabilities. Restaurant depreciation and amortization increased in relation to the prior year due to the full year of depreciation expense related to the 18 newly constructed units during 1993. Other restaurant operating expenses increased as a percentage of revenues primarily due to increased repairs and maintenance expenses along with increased advertising costs. The increase in repairs and maintenance expenses in relation to 1993 is primarily due to the increased aging of the buildings, cleaning and repair costs of the carpets installed in various store locations during 1993, and increased restocking of smallwares. The increase in advertising is primarily due to promotional outdoor advertising begun during 1994.

    General and administrative expenses decreased $4.7 million in relation to 1993 due to decreased workers' compensation and general liability expense for the Company and decreased salary expense associated with a reduction in corporate staff along with a decrease in executive compensation. The decrease in workers' compensation and general liability expense is primarily due to an increase in the reserves at the end of 1993 to better reflect the likely outcome of its liabilities.

  Operating income rose 84.8% or $2.4 million excluding the restructuring charges in 1994 and 1993. This increase was primarily driven by a 16.5% decrease in general and administrative expenses which was somewhat offset by slightly higher food costs and other restaurant operating expenses.

Other Income and Expenses
  Interest income decreased $.26 million primarily due to a reduction in the investment balance held during the current year. Interest expense declined $.3 million primarily due to a lower weighted average interest rate during 1994 as compared to 1993.

Restructuring Charges

  The Company adopted a restructuring plan at the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms, and the restructuring of divisional management as well as consolidation of the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company recorded $19.8 million of restructuring charges in 1993 consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. As of December 25, 1994, the Company has closed 22 restaurants with plans to close an additional 4 restaurants during the first half of 1995. During the fourth quarter of 1994, management determined that improved operations at 5 of the restaurants, previously included in the restructure plan, indicated the locations should not be closed. Accordingly, the Company reduced its reserve by approximately
$2.5 million related to these 5 locations. During 1994, the reserve was also charged $3.5 million for expenditures and asset write-offs related to the other 26 units.

  With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets had been permanently impaired, and accordingly, recorded a charge of $4.5 million primarily for the write-down of assets at the end of 1993. During 1994, three of these units were closed prior to or upon the expiration of their current lease terms. The reserve was charged approximately $.7 million for the write-down of assets.

  With respect to the Company's restructuring of its divisional management and consolidation of its corporate offices, the Company recorded approximately $1.8 million for the cost of moving the Memphis office, $1.3 million for the write-off of assets and accrual of remaining lease obligations at the Company's present facilities and $1.2 million for severance costs and other costs relating to the restructuring of divisional and corporate overhead. During 1994, the Company paid out approximately
$1.1 million related to the restructure of which $.3 million was for severance.

  In addition to the amounts paid, management determined that an additional $1.2 million should be provided for the write-off of assets at its Memphis location. The Company expects to pay the majority of the remaining relocation obligations during 1995 as the consolidation of the corporate offices is completed. In addition to these reserves, the Company also recorded approximately $6.5 million in the prior year related to units that were closed prior to 1993 and for the sale of vacant properties. During 1994, the reserve had charges of approximately $1.7 million resulting from expenditures and asset write-offs and an increase of $.3 million related to changes in original estimates for the costs of disposal.

1993 Compared to 1992

Revenues
  Revenues for 1993 increased to $289.4 million, 4.3% over the $277.4 million earned in 1992. New restaurants accounted for $30.4 million of 1993 revenues, while comparable store sales declined $7.2 million, or 3.3%, in the Shoney's concept and remained flat in the Captain D's concept. The first twelve weeks of new restaurants' operations are excluded from the comparable store sales computation. Revenues from closed stores, primarily Hungry Fisherman and Danver's restaurants, which are excluded from 1993 sales, totalled
$11.2 million in 1992.


Costs and Expenses
  Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1993 and 1992 is shown below.

                                                           1994      1993

Food, supplies and uniforms. . . . . . . . . . . . . . . . 35.2%     34.6%


Restaurant labor and benefits. . . . . . . . . . . . . . . 31.2%     29.2%


Restaurant depreciation and amortization . . . . . . . . .  4.7%      4.1%


Other restaurant operating expenses. . . . . . . . . . . . 17.7%     16.2%

                                                           88.8%     84.1%


  The Company's food costs suffered from significant price increases in several high volume commodities during 1993, including pork, eggs and shrimp. These increases were partially offset by a decrease in white fish prices, which contributed to a decrease in food costs as a percentage of revenues in the Company's Captain D's restaurants. Most restaurant operating expenses, including restaurant labor, restaurant depreciation and amortization, repairs and maintenance, utilities and advertising, are relatively fixed, and accordingly, a decrease in same store sales results in an unfavorable margin impact. Management completed anextensive review of the Company's exposure resulting from its self insurance program for workers' compensation and general liability in 1993. The review, which was based on improved data available to the Company relating to the trend in claims development, indicated that the Company's reserves for retained losses were near the lower end of the expected range of possible losses. Management determined it would be appropriate to increase the Company's reserves to better reflect the likely outcome of its liability within the possible range of losses. Accordingly, as of the end of the fourth quarter of 1993, workers' compensation insurance reserves were increased by charging $4.5 million to restaurant labor and benefits and $0.7 million to general and administrative expenses. Also, a charge of $1.8 million was made to other restaurant operating expenses and $0.6 million to the gain on sale of discontinued operations (theater operations) to increase the general liability insurance reserves.

  General and administrative expenses declined as a percentage of revenues from 10.2% in 1992 to 9.9% in 1993. The Company experienced savings during 1993 from the restructuring and relocation of TPI Enterprises, Inc.'s headquarters in the latter half of 1992. In addition to the workers' compensation reserve adjustment described above, the Company recorded charges of $1.2 million following the termination and settlement of its retirement plan in December 1993 and $0.9 million resulting from the reduction in the discount rate used to compute the Company's deferred compensation obligations. General and administrative expenses for 1992 include a $1.1 million charge to pension expense resulting from the early retirement of a senior executive officer.

Restructuring Charges
  The Company adopted a restructuring plan as of the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms and restructuring divisional management and consolidating the Company's two corporate offices. After an in-depth evaluation of the Company's Shoney's and Captain D's restaurants, management identified 31 restaurants, which had not performed well and appeared to have limited potential for improvement in the future, to be closed or relocated. Included in these restaurants were five Shoney's and four Captain D's closed in December 1993. With respect to the restaurants closed or to be closed, the Company recorded $19.8 million of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets has been permanently impaired, and accordingly, recorded a charge of $4.5 million primarily for the write-down of assets. The Company is continuing its efforts to restructure and downsize corporate overhead by consolidating its Memphis, Tennessee corporate office with its headquarters office in West Palm Beach, Florida.
The Company recorded approximately $1.8 million for the cost of moving the Memphis office and $1.3 million for the write-off of assets and accrual of remaining lease obligations at the Company's present facilities. In addition, the Company accrued $1.2 million for severance costs and other costs
relating to the restructuring of divisional and corporate overhead.   Further,
the Company wrote down vacant properties to net realizable value and revised its estimated loss with respect to units closed prior to 1993 by increasing its restructuring charge and related reserve by $6.5 million.

  The Company's restructuring charges of $3.6 million in 1992 consisted of a $4.0 million provision forclosed units relating primarily to the closings of the remaining Hungry Fisherman restaurants, and a $0.4 million reduction in previously accrued reserves relating to the 1991 charge of $2.8 million for restructuring the Company's operations and moving its headquarters.

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

LIQUIDITY AND CAPITAL RESOURCES

  Working capital declined from a deficiency of $10.8 million in 1993 to a deficiency of $18.0 million in 1994 due primarily to the utilization of cash on hand for capital expenditures in the Company's restaurant operations and an increase in current liabilities due to an increase in the current portion of long term debt. Approximately 88% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 3 days. Since the Company's payables, including amounts forinventory and other operating expenses, are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit.

  Net cash provided by operating activities decreased from $19.6 million in 1993 to $12.7 million in 1994. A significant factor contributing to this net decrease is a decrease in accounts payable trade of $4.3 million in 1994 compared to an increase of $4.7 million in 1993 due to significant amounts relating to construction payables at the end of 1993. Another factor relating to this change is an increase of $3.4 million in accrued expenses and current liabilities in 1994 compared to an increase of $7.4 million in 1993. Also, inventories increased by $.5 million over 1993, largely due to increased purchases of fish, compared to a net decrease in inventories of $3.5 million in 1993. The decrease in the restructuring reserve in 1994 includes $2.3 million in payments relating to the payment of lease obligations and related expenses for closed units and $1.1 million in payments relating to the consolidation of the corporate offices and restructure of divisional and corporate overhead. As of December 25, 1994, restructuring charges included in accrued expenses and other current liabilities includes $3.7 million relating to the consolidation of the corporate offices and approximately $2.0 million relating to the ongoing costs of closed restaurants expected to be expended over the next year. The above decreases in cash were partially offset by the receipt of a federal income tax refund of $2.5 million in 1994.

  Net cash used in investing activities decreased $28.8 million from 1993. The decrease in cash used is primarily the result of the Company building fewer restaurants in 1994 compared to 1993. The Company has invested $19.4 million in capital expenditures in 1994 compared to $48.5 million in 1993. Of the $19.4 million invested in the current year, $8.2 million was for the acquisition of sites and construction of five new Shoney's restaurants and three new Captain D's, $3.3 million for the remodeling of six Shoney's and 22 Captain D's, $3.6 million for maintenance type capital expenditures, $.8 million for sites to be constructed in coming years, and $.8 million relating to the new point of sale system. The remaining $2.7 million relates primarily to the purchase of commissary equipment and to the relocation of the Company's headquarters to Florida. Proceeds in 1994 include $2.7 million from the disposal of restaurants, $1.9 million from the sale of excess property and other property and equipment, and $.5 million from a sale leaseback.

  The Company has various reserved areas with minimum development requirements. Aggregate commitments beyond 1994 require 35 restaurants to be constructed in the Company's reserved areas in Phoenix, West Palm Beach, Michigan, Houston, and certain other counties in Texas prior to October 6, 2004. The Company has delayed building any more Shoney's restaurants during 1995 as Shoney's, Inc. evaluates the Shoney's concept and how best to update it to meet customer preferences.

  The Company has the right to develop Captain D's restaurants in 124 counties in seven Southeastern states (Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee). To avoid termination of the reserved area agreement, the Company is required to open 30 additional Captain D's by July 11, 2011. The Company anticipates investing $1.0 million on remodels and incurring maintenance and other capital expenditures of less than $3.5 million in 1995. The Company does not intend to build any Captain D's restaurants during 1995.

  Financing activities provided $2.3 million in 1994 compared to $6.5 million in the prior year. The Company used proceeds of $3.4 million under its credit facility and proceeds of $.6 million from the issuance of stock pursuant to employee stock plans primarily to fund capital expenditures during 1994. Other long-term debt payments during 1994 related to payments on capital lease obligations and other long-term debt. In 1993, the Airlie Group L.P. and certain related parties made an investment in the Company which resulted in net proceeds of $29.1 million from the issuance of $15 million of convertible debentures and $15 million of common stock and warrants. These proceeds were used to reduce borrowings under the Company's credit facility and pay other long-term debt.

     The Credit Facility which previously consisted of a $50,000,000 Revolving Credit Facility was amended as of December 23, 1994. This amendment and waiver restricted the total borrowings available under the facility to $40,000,000 and waived compliance with certain financial ratios through January 31, 1995. The Credit Facility was amended and restated as of January 31, 1995. The amendment to the facility limits borrowings to $40,000,000, revises certain financial covenant ratios and requires the collateralization of additional properties. The Credit Facility matures on June 3, 1996, unless extended by the Banks. The Credit Facility continues to bear interest at either a defined base rate or a rate based on the London Interbank Offered Rate. The amount available for borrowing under the Credit Facility is reduced by any outstanding letters of credit. The Company pays a fee of 2.0% on outstanding letters of credit and a commitment fee of .5% on the average daily unused Credit Facility. The terms of the Second Amended and Restated Credit Agreement require that the fee paid on borrowings and letters of credit be increased by .50% effective January 31, 1995.


  Borrowings under the Credit Facility are secured by all shares of the capital stock of Restaurants, whenever issued, intercompany debt of Restaurants owed to the Company and ground lease mortgages with respect to certain premises in which the land is currently leased but the building located thereon is owned by Restaurants. In addition, the banks have exercised their right to obtain, as security, assignments of other leases and/or mortgages on real property currently owned or subsequently acquired. However, the Company has rights to finance certain of these properties and obtain a release of the collateral under certain conditions. The Company has also agreed to reduce the outstanding
Credit Facility whereby any amounts received by Restaurants in excess of $5 million from any asset sales, mortgage financings or sale/leasebacks will be applied 50% for general corporate purposes and 50% to the paydown of the revolving credit facility and commitment. The appropriate release of collateral will be made at the time of paydown. Restaurants may repay intercompany borrowings but may not transfer amounts to the Company except for the payment of a management fee not to exceed $2.5 million in each fiscal year and a dividend in an amount sufficient to pay interest on the Company's 5% Convertible Senior Subordinated Debentures and 8 1/4% Convertible Subordinated Debentures, in each case provided that no defaults under the Credit Facility exist either immediately before or after the transfer. Restaurants must also maintain certain financial ratios. At December 25, 1994, $22.4 million was outstanding on the Credit Facility and letters of credit in the amount of $11.0 million were outstanding, resulting in a remaining balance available to borrow of $6.6 million under the Agreement, as revised.

  The Company has outstanding $15 million of 5% Convertible Senior Subordinated Debentures, due 2003, convertible into common stock at $11 per share (the "Senior Debentures"). The Senior Debenture holders may require the Company to repurchase the Senior Debentures, in whole or in part, in certain circumstances involving a change in control of the Company. Restaurants has guaranteed the repayment of the Senior Debentures on a subordinated basis.

     In addition, the Company has outstanding $51.6 million of 8 1/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible at the option of the holder into common shares of the Company at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $6.50 per share, subject to adjustment in certain events. The Debentures mature on July 15, 2002 and are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1995, initially at 105.775% of their principal amount and declining to 100% of their principal amount on July 15, 2002, together with accrued and unpaid interest. The Debenture holders may also require the Company to repurchase the Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the indenture covering the Debentures (the "Indenture"). However, a change in control, as defined in the Indenture, will create an event of default under the Credit Facility and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Indenture until the Credit Facility (and any other senior indebtedness of the Company and senior indebtedness of Restaurants with respect to which there is a payment default) has been repaid in full. The Debentures are unconditionally guaranteed (the "Guarantee") on a subordinated basis by Restaurants. The Debentures and the Guarantee are subordinated to all existing and future senior indebtedness, as defined in the Indenture, of the Company. The Indenture does not prohibit or limit the ability of the Company or any of its subsidiaries to incur additional indebtedness, including that which will rank senior to the Debentures.

  Management believes sufficient funds will be available from cash on hand, cash flow from operations and borrowings under the Credit Facility to meet its debt service requirements, as well as its capital expenditure and working capital requirements in the foreseeable future. The Company believes that there are several alternatives available when the current Credit Facility matures, including a new Credit Facility, sale/leaseback financing, and/or securitization.

Item 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA








INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of TPI Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of TPI Enterprises, Inc., and its subsidiaries as of December 25, 1994 and December 26, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 25, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in al material respects, the financial position of TPI Enterprises, Inc. and its subsidiaries as of December 25, 1994 and December 26, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes and postemployment benefits to conform with Statement of Financial Accounting Standards Nos. 109 and 112. The Company reflected the cumulative effect of these changes in 1992.



/s/ Deloitte & Touche LLP

March 10, 1995
Memphis, Tennessee

                TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                       CONSOLIDATED  BALANCE  SHEETS
                                  ASSETS


                                                                             December 25,      December 26,
                                                                                1994              1993
                                                                             ------------      ------------
                                                                               (Dollars in thousands)
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .   $   17,228        $   16,664


     Accounts receivable - trade (net of allowance for doubtful
       accounts of $59 in 1994). . . . . . . . . . . . . . . . . . . . . .          806               984


     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,969            11,424


     Deferred tax benefit. . . . . . . . . . . . . . . . . . . . . . . . .        5,666             6,734


     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .        3,256             5,514
                                                                              ---------           -------
          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .       38,925            41,320
                                                                              ---------           -------

PROPERTY AND EQUIPMENT (at cost) . . . . . . . . . . . . . . . . . . . . .      240,394           232,240

     Less accumulated depreciation and amortization. . . . . . . . . . . .       70,401            57,802

     Less allowance for unit closings. . . . . . . . . . . . . . . . . . .       12,430            18,695
                                                                              ---------           -------
                                                                                157,563           155,743

OTHER ASSETS:


     Goodwill (net of accumulated amortization of $8,152 in 1994
      and $6,873 in 1993)  . . . . . . . . . . . . . . . . . . . . . . . .       37,675            38,954


     Other intangible assets (net of accumulated amortization of
          $5,157 in 1994 and $3,420 in 1993) . . . . . . . . . . . . . . .       19,726            21,923


     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          607               899

                                                                                 58,008            61,776

                                                                             $  254,496        $  258,839

               See notes to consolidated financial statements.

                TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                       CONSOLIDATED  BALANCE  SHEETS
                                (Continued)

                  LIABILITIES  AND SHAREHOLDERS'  EQUITY




                                                                             December 25,      December 26,
                                                                                1994              1993
                                                                             ------------      ------------
                                                                               (Dollars in thousands)

CURRENT LIABILITIES:

     Current portion of long-term debt . . . . . . . . . . . . . . . . . .   $   3,725         $   1,728


     Accounts payable - trade. . . . . . . . . . . . . . . . . . . . . . .      15,565            19,910


     Accrued expenses and other current liabilities. . . . . . . . . . . .      36,889            29,829

     Income taxes currently payable. . . . . . . . . . . . . . . . . . . .         718               649
                                                                             ---------        ----------

          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .      56,897            52,116
                                                                             ---------        ----------

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     107,721           106,773
                                                                             ---------        ----------
RESERVE FOR RESTRUCTURING. . . . . . . . . . . . . . . . . . . . . . . . .      14,735            20,230
                                                                             ---------        ----------
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . . . . . .       5,663             6,734
                                                                             ---------        ----------
OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,910             2,427
                                                                             ---------        ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

 Preferred shares, no par value; 20,000,000 shares authorized;
     none issued and outstanding . . . . . . . . . . . . . . . . . . . . .         ---               ---

 Common shares, $.01 par value; 100,000,000 shares authorized;
     33,241,118 and 33,118,614 issued. . . . . . . . . . . . . . . . . . .         332               331

 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .     226,144           225,417


 Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (88,961)          (85,244)
                                                                             ---------        ----------
                                                                               137,515           140,504

  Less treasury stock, at cost, 12,846,094 common shares in 1994
    and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      69,945            69,945
                                                                             ---------        ----------
          TOTAL SHAREHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .      67,570            70,559


                                                                             $ 254,496        $  258,839
                                                                             ---------        ----------



              See notes to consolidated financial statements.

                TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  OPERATIONS




                                                                                               Fiscal Year Ended
                                                                             ------------------------------------------------
                                                                              December 25,     December 26,      December 31,
                                                                                  1994             1993              1992
                                                                             --------------  ---------------  ---------------
                                                                                            (Dollars in thousands)

Restaurant revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 287,384        $ 289,439         $ 277,390
                                                                               ---------        ---------         ---------
Costs and expenses:
     Food, supplies and uniforms . . . . . . . . . . . . . . . . . . . . .       102,831          101,980            95,957
     Restaurant labor and benefits . . . . . . . . . . . . . . . . . . . .        87,644           90,263            80,911
     Restaurant depreciation and amortization. . . . . . . . . . . . . . .        14,138           13,632            11,466
     Other restaurant operating expenses . . . . . . . . . . . . . . . . .        52,727           51,291            44,916
     General and administrative expenses . . . . . . . . . . . . . . . . .        23,906           28,641            28,178
     Restructuring charges . . . . . . . . . . . . . . . . . . . . . . . .          (986)          35,082             3,586
     Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           940              819             1,063
                                                                               ---------        ---------         ---------
                                                                                 281,200          321,708           266,077
                                                                               ---------        ---------         ---------


Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .         6,184          (32,269)           11,313
                                                                               ---------        ---------         ---------
Other income and expenses:
     Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .           337              593             3,604
     Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . .       (10,238)         (10,539)          (14,302)
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             (109)              321
                                                                                  (9,901)         (10,055)          (10,377)
                                                                               ---------        ---------         ---------
Income (loss) from continuing operations before income
  taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,717)         (42,324)              936

Income tax expense (benefit) . . . . . . . . . . . . . . . . . . . . . . .             -           (5,836)              274
                                                                               ---------        ---------         ---------
Income (loss) from continuing operations . . . . . . . . . . . . . . . . .        (3,717)         (36,488)              662
                                                                               ---------        ---------         ---------


Discontinued operations:
     Gain on disposal of discontinued operations, net. . . . . . . . . . .             -            5,273                 -
                                                                               ---------        ---------         ---------
Income (loss) before extraordinary item and cumulative
   effect of accounting changes. . . . . . . . . . . . . . . . . . . . . .        (3,717)         (31,215)              662
                                                                               ---------        ---------         ---------
Extraordinary item - loss on early extinguishment of
      debt, net of income taxes. . . . . . . . . . . . . . . . . . . . . .             -                -           (11,949)

Cumulative effect of accounting changes, net of income
    taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                -            (2,838)
                                                                               ---------        ---------         ---------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (3,717)       $ (31,215)        $ (14,125)
                                                                               =========        =========         =========

                TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                (Continued)



                                                                                               Fiscal Year Ended
                                                                             ------------------------------------------------
                                                                              December 25,     December 26,      December 31,
                                                                                  1994             1993              1992
                                                                             --------------  ---------------  ---------------
                                                                               (Dollars in thousands, except per share data)

Primary income (loss) per common
share:

 Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . .     $    (.18)       $     (1.81)      $   0.04

 Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . .             -                .26              -

 Extraordinary item. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                  -          (0.65)

Cumulative effect of accounting
   changes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                  -          (0.16)

Net income (loss) per common
 share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    (.18)       $     (1.55)      $  (0.77)

Weighted average number of
 common and common equivalent
 shares outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,415             20,127         18,293


              See notes to consolidated financial statements.

                TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  CASH FLOWS

                                                                                               Fiscal Year Ended
                                                                             ------------------------------------------------
                                                                              December 25,     December 26,      December 31,
                                                                                  1994             1993              1992
                                                                             --------------  ---------------  ---------------
                                                                                            (Dollars in thousands)
Cash flows from operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ (3,717)        $ (31,215)        $ (14,125)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . .      19,216            18,046            14,869
        Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .          (3)           (2,501)           (1,421)
        Reserve for restructuring. . . . . . . . . . . . . . . . . . . . .        (667)           35,100               854
        Gain on disposal of discontinued
               operations. . . . . . . . . . . . . . . . . . . . . . . . .         ---            (5,273)              ---
        Extraordinary item - loss on early
              extinguishment of debt . . . . . . . . . . . . . . . . . . .         ---               ---             11,949
        Cumulative effect of accounting changes. . . . . . . . . . . . . .         ---               ---              2,838
        Changes in assets and liabilities:
           Accounts receivable - trade . . . . . . . . . . . . . . . . . .         178                79                 13
           Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .        (545)            3,488             (2,013)
           Other current assets. . . . . . . . . . . . . . . . . . . . . .       2,258              (777)             3,797
           Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .         752            (1,415)               123
           Accounts payable - trade. . . . . . . . . . . . . . . . . . . .      (4,345)            4,688              1,020
           Accrued expenses and other current
              liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       3,365             7,424                388
           Reserve for restructuring . . . . . . . . . . . . . . . . . . .      (3,370)           (4,703)               ---
           Income taxes currently payable. . . . . . . . . . . . . . . . .          69            (1,471)              (656)
           Other liabilities . . . . . . . . . . . . . . . . . . . . . . .        (517)           (1,878)               (21)
             Total adjustments . . . . . . . . . . . . . . . . . . . . . .      16,391            50,807             31,740

           Net cash provided by operating
              activities . . . . . . . . . . . . . . . . . . . . . . . . .      12,674            19,592             17,615

Cash flows from investing activities:
  Acquisition of property and equipment. . . . . . . . . . . . . . . . . .     (19,402)          (43,867)           (24,026)
  Acquisition of businesses, net of cash received. . . . . . . . . . . . .         ---            (4,660)           (4,525)
  Disposition of property and equipment. . . . . . . . . . . . . . . . . .       5,054             5,230             3,679
  Proceeds from sale-leaseback transactions. . . . . . . . . . . . . . . .         ---               ---             1,254
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16)              115            (1,019)

            Net cash used in investing activities. . . . . . . . . . . . .    $(14,364)        $ (43,182)        $ (24,637)


            See notes to consolidated financial statements.

                TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                (Continued)


                                                                                               Fiscal Year Ended
                                                                             ------------------------------------------------
                                                                              December 25,     December 26,      December 31,
                                                                                  1994             1993              1992
                                                                             --------------  ---------------  ---------------
                                                                                            (Dollars in thousands)
Cash flows from financing activities:
  Net borrowings (payments) on Credit Facilities . . . . . . . . . . . . .    $       3,400    $      (18,550)   $ 35,545
  Common shares issued . . . . . . . . . . . . . . . . . . . . . . . . . .              576            17,204         457
  Net payments on lines of credit. . . . . . . . . . . . . . . . . . . . .              ---               ---      (4,250)
  Net proceeds of 8 1/4% Convertible
      Subordinated Debentures. . . . . . . . . . . . . . . . . . . . . . .              ---               ---      47,948
  Repurchase of 14 1/4% Subordinated Notes . . . . . . . . . . . . . . . .              ---               ---     (98,526)
  Restricted cash deposits . . . . . . . . . . . . . . . . . . . . . . . .              ---               ---      11,700
  Proceeds from 5% Convertible Senior
     Subordinated Debentures . . . . . . . . . . . . . . . . . . . . . . .              ---            15,000         ---
  Other long - term debt payments. . . . . . . . . . . . . . . . . . . . .           (1,722)           (7,186)     (1,789)

          Net cash provided by (used in)  financing
           activities. . . . . . . . . . . . . . . . . . . . . . . . . . .            2,254             6,468      (8,915)
Net cash provided by (used in) continuing
            operations . . . . . . . . . . . . . . . . . . . . . . . . . .              564           (17,122)    (15,937)
Net cash provided by (used in) discontinued
        operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---            12,766      (1,907)
Net cash used by extraordinary item. . . . . . . . . . . . . . . . . . . .              ---               ---     (13,206)
Net  increase (decrease) in cash and cash
     equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              564            (4,356)    (31,050)
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . .           16,664            21,020      52,070
Cash and cash equivalents, end of year . . . . . . . . . . . . . . . . . .         $ 17,228          $ 16,664    $ 21,020
Supplemental Disclosure of Cash Flow
  Information:
  Non-cash transactions:
     Capitalized lease obligations entered into. . . . . . . . . . . . . .         $  1,430          $  3,241    $  2,331
     Conversion of 8 1/4% Subordinated
         Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . .              162               ---        ---
     Liabilities assumed in acquisitions of
          properties . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---             1,819       4,975
     Common stock issued in acquisitions of
       properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---               895         ---
  Cash payments (refunds) during the year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  9,226          $ 10,100    $ 13,263
     Interest capitalized. . . . . . . . . . . . . . . . . . . . . . . . .               77               202         172
     Income taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,164)            2,810      (5,046)

                       See notes to consolidated financial statements.

                TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
            CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                          (Dollars in thousands)


                                        Common Shares Issued      Additional
                                        Number of                  Paid-in               Treasury
                                         Shares      Amount        Capital     Deficit     Stock      Total
                                      ------------------------------------------------------------------------

Balance, December 31, 1991 . . .      30,932,295     $ 309        $ 206,858  $ (39,904) $ (69,945)   $ 97,318

Issue of shares pursuant to
    employee stock plans . . . .          85,394         1              456        ---        ---         457

Net loss . . . . . . . . . . . .             ---       ---              ---    (14,125)       ---     (14,125)
                                      ----------     -----        ---------  ---------- ----------   ---------
Balance, December 31, 1992 . . .      31,017,689       310          207,314    (54,029)   (69,945)     83,650

Investment in Company by the
Airlie Group L.P.. . . . . . . .       1,503,220        15           14,030        ---        ---      14,045

Issue of shares in connection
   with acquisition. . . . . . .          94,300         1              894        ---        ---         895

Issue of shares pursuant to
    employee stock plans . . . .         499,559         5            3,154        ---        ---       3,159

Conversion of subordinated
  debentures . . . . . . . . . .           3,846       ---               25        ---        ---          25

Net loss . . . . . . . . . . . .             ---       ---              ---    (31,215)       ---     (31,215)
                                      ----------     -----        ---------  ---------- ----------   ---------
Balance, December 26, 1993 . . .      33,118,614       331          225,417    (85,244)   (69,945)     70,559

Issue of shares pursuant to
  employee stock plans . . . . .          97,582         1              575        ---        ---         576

Conversion of subordinated
  debentures . . . . . . . . . .          24,922       ---              152        ---        ---         152

Net loss . . . . . . . . . . . .             ---       ---              ---     (3,717)       ---      (3,717)
                                      ----------     -----        ---------  ---------- ----------   ---------
Balance, December 25, 1994 . . .      33,241,118     $ 332        $ 226,144   $(88,961)  $(69,945)    $67,570
                                      ==========     =====        =========  ========== ==========   =========

              See notes to consolidated financial statements.

                 TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
               NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE 1 - SIGNIFICANT  ACCOUNTING  POLICIES

Principles of Consolidation

  The consolidated financial statements include the accounts of TPI Enterprises, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. During 1993, the Company changed its fiscal year from a calendar year to a 52-53 week period, ending on the last Sunday in December in order to be consistent with the year end of its wholly-owned subsidiary, TPI Restaurants, Inc., ("Restaurants"). The Company's quarters end as of the end of the 16th, 28th, and 40th weeks of each fiscal year.

Cash and Cash Equivalents

  The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

  Restaurants utilizes a cash management system under which cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represent balances on deposit at other locations prior to their transfer to the primary disbursing accounts. Uncleared checks of $7,229,000 and $7,393,000 are included in accounts payable at December 25, 1994 and December 26, 1993, respectively.

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

  Goodwill related to the acquisition of Restaurants is amortized on a straight-line basis over a thirty- six year period. The costs of franchise license agreements which govern the individual Shoney's and Captain D's restaurants and reserved area agreements are amortized on a straight-line basis over the lives of the related franchise license agreements, up to 40 years.

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

Income (Loss) Per Share

  Primary earnings per share amounts are computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding during the period. Reported primary per share amounts include common equivalents relating to dilutive stock options of 80,000, 514,000 and 165,000 shares in 1994, 1993 and 1992, respectively.

  Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures issued in July and August of 1992 and 5% Convertible Senior Subordinated Debentures issued March 1993, after the elimination of the related interest requirements, net of income taxes. The Company's convertible debentures are excluded from the fiscal 1994 and 1993 computation due to their antidilutive effect during that period.
The inclusion of the Company's dilutive outstanding options in the calculation, determined based on market values at the end of each period, as applicable, is either antidilutive or does not result in a material dilution of earnings per share for 1994, 1993 and 1992.

Reclassification

  Certain amounts in prior years have been reclassified to conform to the 1994 presentation.

NOTE 2 - RESTRUCTURING CHARGES

  The Company adopted a restructuring plan at the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms, and the restructuring of divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company recorded $19,800,000 of restructuring charges in 1993 consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. As of December 25, 1994, the Company has closed 22 restaurants with plans to close an additional 4 restaurants during the first half of 1995. During the fourth quarter of 1994, management determined that improved operations at 5 of the restaurants, previously included in the restructure plan, indicated the locations should not be closed. Accordingly, the Company reduced its reserve by approximately $2,500,000 related to these 5 locations. During 1994, the reserve was also charged $3,500,000 for expenditures and asset write-offs related to the other 26 units.

  With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets had been permanently impaired, and accordingly, recorded a charge of $4,500,000 primarily for the write-down of assets at the end of 1993. During 1994, three of these units were closed prior to or upon the expiration of their current lease terms. The reserve was charged approximately $700,000 for the write-down of assets.

  With respect to the Company's restructuring of its divisional management and consolidation of its corporate offices, the Company recorded approximately $1,800,000 for the cost of moving the Memphis office, $1,300,000 for the write-off of assets and accrual of remaining lease obligations at the Company's present facilities and $1,200,000 for severance costs and other costs relating to the restructuring of divisional and corporate overhead. Severance costs included amounts to be paid to approximately 80 employees at the divisional level and at the Memphis corporate office whose employment would be terminated as a result of the restructuring of its divisional management and consolidation of its corporate offices. During 1994, the Company paid out approximately $1,100,000 related to the restructure of which $300,000 was for severance.

  In addition to the amounts paid, management determined that an additional $1,200,000 should be provided for the write-off of assets at its Memphis location. The Company expects to pay the majority of the remaining relocation obligations during 1995 as the consolidation of the corporate offices is completed. In addition to these reserves, the Company also recorded approximately $6,500,000 in the prior year related to units that were closed prior to 1993 and for the sale of vacant properties. During 1994, the reserve had charges of approximately $1,700,000 resulting from expenditures and asset write-offs and an increase of $300,000 related to changes in original estimates for the costs of disposal.


NOTE 3 - DISCONTINUED OPERATIONS

  TPI Entertainment, Inc.

  During the period from March 1991 through May 1993, TPI Entertainment, Inc. ("Entertainment"), a wholly- owned subsidiary of the Company, owned a 50% interest in a partnership, Exhibition Enterprises Partnership, (the "Partnership"), with Cinema Enterprises, Inc., a wholly-owned subsidiary of American Multi-Cinema, Inc. ("AMC"). At the end of 1991, the Company resolved to offer for sale its 50% interest in the Partnership. Accordingly, all theater operations are classified as discontinued operations in the financial statements. The Company's proportionate share of the Partnership loss was not recorded in 1993 or 1992, as the Company anticipated proceeds from the sale of its interest in the Partnership would exceed its carrying value.

  On May 28, 1993, the Company completed the sale of its 50% interest in the Partnership to AMC for $17,500,000. As a result of this transaction, the Company recognized a gain of $5,273,000, net of income taxes of $2,717,000 for the year ended December 26, 1993.

  The following condensed balance sheet reflects the financial position of the Partnership as of May 28, 1993, the date of the completion of the sale of the Company's interest in the Partnership.

                                                                           May 28, 1993
                                                                           (Unaudited)
                                                                           -------------
                                                                           (Dollars in
                                                                           thousands)

Assets:

  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . $    778

  Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      130

  Property, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   60,251

  Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . .   46,713

  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,279

     Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $111,151

Liabilities and Partners' Capital:

  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  7,853

  Accrued expenses and other current liabilities . . . . . . . . . . . . .    7,093

  Borrowings, including current portion of long-term debt. . . . . . . . .   56,125

     Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .   71,071

  Partner's Capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .   40,080

     Total Liabilities and Partners' Capital . . . . . . . . . . . . . . . $111,151


Results of theater operations are as follows:


                                                                 21 Weeks Ended May 28, 1993
                                                                 (Partnership) (Unaudited)        53 Weeks Ended Dec. 31, 1992
                                                                                                        (Partnership)
                                                                 -----------------------------    -----------------------------
                                                                                   (Dollars in thousands)
Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 56,919                       $148,397

Costs and expenses . . . . . . . . . . . . . . . . . . . . . .               55,581                        138,211

Operating income . . . . . . . . . . . . . . . . . . . . . . .                1,338                         10,186

Other expense. . . . . . . . . . . . . . . . . . . . . . . . .              (3,816)                         (9,962)

Net income (loss). . . . . . . . . . . . . . . . . . . . . . .             $(2,478)                       $    224



  The Company received an administrative fee of 1/4% of theater revenue from the theater operations which was deducted from the carrying value of the Partnership. Such fees were $230,000 and $370,000 for 1993 and 1992, respectively.

NOTE 4 - PROPERTY  AND  EQUIPMENT

  Property and equipment consists of the following:

                                                                              1994               1993
                                                                            ----------         ----------
                                                                              (Dollars in thousands)

Owned:
     Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  35,602          $  37,434
     Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     52,616             47,553
     Leasehold improvements and buildings on leased land . . . . . . . . .     51,344             52,061
     Equipment and furnishings . . . . . . . . . . . . . . . . . . . . . .     75,003             69,135
                                                                            ---------          ---------
                                                                              214,565            206,183
                                                                            ---------          ---------

Leased:
     Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,905             24,116
     Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,924              1,941
                                                                            ---------          ---------
                                                                               25,829             26,057
                                                                            ---------          ---------

Property and equipment (at cost) . . . . . . . . . . . . . . . . . . . . .    240,394            232,240
                                                                            ---------          ---------
Less accumulated depreciation and amortization . . . . . . . . . . . . . .     70,401             57,802
                                                                            ---------          ---------
Less allowance for unit closings . . . . . . . . . . . . . . . . . . . . .     12,430             18,695
                                                                            ---------          ---------
     Total property and equipment. . . . . . . . . . . . . . . . . . . . .  $ 157,563          $ 155,743
                                                                            =========          =========

  Property and equipment with a net book value of approximately $22,233,000 and $22,681,000 were pledged as collateral for the Company's debt facilities as of December 25, 1994 and December 26, 1993, respectively.

  Depreciation and amortization are calculated using the straight-line method and are based on the estimated useful lives of the assets as follows: buildings, 30 years; equipment and furnishings, 3-15 years; and leasehold improvements, primarily representing buildings constructed on leased property, the lesser of the term of the lease or 30 years. Depreciation and amortization of property and equipment, exclusive of depreciation and amortization included in discontinued operations, totalled approximately $14,985,000, $14,104,000 and $12,880,000 during 1994, 1993 and 1992, respectively. In 1994, 1993 and 1992, approximately $1,643,000, $1,716,000 and $1,843,000, respectively, related to capitalized leases. Property and equipment includes capitalized interest on construction of $425,000, $374,000 and $172,000 at December 25, 1994, December 26, 1993
and December 31, 1992, respectively.

NOTE 5 - OTHER  INTANGIBLE  ASSETS

  Other intangible assets consists of the following:

                                                                              1994               1993
                                                                            ----------         ----------
                                                                              (Dollars in thousands)
     Franchise and reserved area rights. . . . . . . . . . . . . . . . . .   $ 17,704          $ 17,729
     Deferred debt costs . . . . . . . . . . . . . . . . . . . . . . . . .      6,175             6,085
     Unamortized pre-opening expense . . . . . . . . . . . . . . . . . . .        946             1,473
     Other deferred charges. . . . . . . . . . . . . . . . . . . . . . . .         58                56
                                                                            ---------          ---------
                                                                               24,883            25,343
     Less accumulated amortization . . . . . . . . . . . . . . . . . . . .      5,157             3,420
                                                                            ---------          ---------
                                                                             $ 19,726          $ 21,923
                                                                            =========          =========


NOTE 6 - LONG-TERM  DEBT

Long-term debt consists of the following:

                                                                              1994               1993
                                                                            ----------         ----------
                                                                              (Dollars in thousands)
8 1/4% Convertible Subordinated Debentures, due 2002 . . . . . . . . . . .  $  51,563          $  51,725

5% Convertible Senior Subordinated Debentures, due 2003. . . . . . . . . .     15,000             15,000

Credit Facility. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,400             19,000

Notes  payable, interest rates of 7.75% to 10%, due through 2007 . . . . .      4,863              4,209

Obligations under capital leases . . . . . . . . . . . . . . . . . . . . .     17,620             18,567
                                                                            ---------          ---------
                                                                              111,446            108,501
     Less amounts due within one year. . . . . . . . . . . . . . . . . . .      3,725              1,728
                                                                            ---------          ---------
                                                                            $ 107,721           $106,773
                                                                            =========          =========


  Scheduled annual principal maturities of long-term debt, excluding obligations under capital leases, for the five years subsequent to December 25, 1994, are as follows: $2,224,000 in 1995; $24,010,000 in 1996;
$41,000 in 1997; $46,000 in 1998 and $51,000 in 1999.

 Interest expense from continuing operations for 1994, 1993 and 1992 includes interest on obligations under capital leases of $1,952,000, $2,334,000 and $2,610,000, respectively.

Debentures

  On March 19, 1993, the Airlie Group, L.P., and certain related parties (the "Airlie Group") made an investment in the Company of $30,000,000 including $15,000,000 of 5% Convertible Senior Subordinated Debentures (the "Senior Debentures"), due 2003, the issuance of 1,500,000 shares of the Company's common stock at $10 per share and the issuance of warrants to purchase an additional 1,000,000 shares of common stock at $11 per share. The Senior Debentures are senior to the 8 % Convertible Subordinated
Debentures (the "Debentures").   The Senior Debentures are convertible at
the option of the holder into common shares of the Company at any time prior to maturity at $11 per share, subject to adjustment in certain events. The Senior Debentures mature on April 15, 2003 and are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 1996, initially at 103.5% of their principal amount and declining to 100% of their principal amount on April 15, 2003. The Debenture holders may require the Company to repurchase the Senior Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the Debenture Purchase Agreement (the "Agreement"). However, a change in control, as defined in the Agreement, will create an event of default under the Credit Facility (described below) and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Agreement until the Credit Facility (and any other senior indebtedness of the Company and senior indebtedness of Restaurants with respect to which there is a payment default) has been repaid in full. The Senior Debentures are unconditionally guaranteed on a subordinated basis by Restaurants. They are subordinated to all existing and future senior indebtedness of the Company and Restaurants, excluding the Debentures.

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

  During 1992, the Company recorded a charge of $11,949,000 following the repurchase of $98,526,000 principal amount of the 14 % Senior Subordinated
Notes of Restaurants (the "Notes").   The costs of the repurchased Notes in
excess of their principal amounts, together with the related deferred finance costs and expenses related to the repurchase, were charged to
income as an extraordinary item, net of income tax of $6,170,000.   The
remaining $l,474,000 principal amount of the Notes was repurchased on November 15, 1993. Premiums on the purchases and the write-off of deferred debt costs resulted in a charge of $109,000 to other income and expense during 1993.

Credit Facility

  The Credit Facility which previously consisted of a $50,000,000 Revolving Credit Facility was amended as of December 23, 1994. This amendment and waiver restricted the total borrowings available under the facility to $40,000,000 and waived compliance with certain financial ratios through January 31, 1995. The Credit Facility was amended and restated as of January 31, 1995. The amendment to the facility limits borrowings to $40,000,000, revises certain financial covenant ratios and requires the collateralization of additional properties. The Credit Facility matures on June 3, 1996, unless extended by the Banks.

  Borrowings under the Credit Facility, at the Company's option, bear interest at either a defined base rate or a rate based on the London Interbank Offered Rate. The weighted average interest rate on the amount outstanding was 8.2% and 5.72% for 1994 and 1993, respectively. The Company paid certain fees and expenses to the Banks in connection with the original commitment letter, which along with other costs associated with the Original Credit Facilities, totalled approximately $2,000,000 and also agreed to indemnify the Banks against certain liabilities. The Company also paid an amendment fee of $80,000 for its Second Amended and Restated Credit Agreement dated January 31, 1995. The Company also pays a fee based on the Eurodollar rate, 2.0% at December 25, 1994, in connection with letters of credit issued and a commitment fee equal to 0.50% per annum on the average daily unused amount of the Credit Facility. The terms of the Second Amended and Restated Credit Agreement require that the fee paid on borrowings and letters of credit be increased by .50% effective January 31, 1995.

  Borrowings under the Credit Facility are secured by all shares of the capital stock of Restaurants, whenever issued, intercompany debt of Restaurants owed to the Company and ground lease mortgages with respect to certain premises in which the land is currently leased but the building located thereon is owned by Restaurants. In addition, the Banks have exercised their right to obtain, as security, assignments of other leases and/or mortgages on real property currently owned or subsequently acquired. However, the Company has rights to finance certain of these properties and obtain a release of the collateral under certain conditions. The Credit Facility limits the amount of additional indebtedness which the Company and its subsidiaries may incur and the aggregate annual amount to be spent on capital expenditures. In addition, the Credit Facility limits, among other things, the ability of the Company and its subsidiaries to pay dividends, create liens, sell assets, engage in mergers or acquisitions and make investments in subsidiaries. Restaurants may not transfer amounts to the Company except for the payment of a management fee not to exceed $2,500,000 in each fiscal year and a dividend in an amount sufficient to pay interest on the Senior Debentures and the Debentures, in each case provided that no defaults under the Credit Facility exist either immediately before or after the transfer. Restaurants must also maintain certain financial ratios.

  At December 25, 1994, $22,400,000 was drawn on the facility and letters of credit in the amount of $10,951,000 were outstanding, resulting in a remaining available balance of $6,649,000 under the revised Agreement.

Notes Payable

  Notes payable as of December 25, 1994 consist of obligations secured by buildings, land, equipment, and cash value life insurance policies with a net book value of $8,381,000.

Fair Value of Financial Instruments

  The estimated fair value of the Company's Debentures, based on the quoted market price, is $39,200,000 and $86,900,000 for December 25, 1994
and December 26, 1993, respectively.   The estimated fair value of the
Company's Senior Debentures at December 25, 1994 is $11,600,000, based on the estimated borrowing rates available to the Company. The Credit Facility reprices frequently at market rates; therefore, the carrying amount of this facility is a reasonable estimate of its fair value at December 25, 1994 and December 26, 1993. The estimated fair value of the Company's notes payable approximates the principal amount of such notes outstanding at December 25, 1994 and December 26, 1993, which is based upon the estimated borrowing rates available to the Company.

  The fair value estimates presented herein are based on pertinent information available to management as of December 25, 1994 and December 26, 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

 NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES




                                                                              1994               1993
                                                                            ----------         ----------
                                                                              (Dollars in thousands)

Insurance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 17,368           $ 13,417

Reserve for restructuring. . . . . . . . . . . . . . . . . . . . . . . . .     5,700              2,005

Taxes other than income taxes. . . . . . . . . . . . . . . . . . . . . . .     4,451              5,232

Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,407              2,401

Payroll and compensation . . . . . . . . . . . . . . . . . . . . . . . . .     2,878              1,987

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,085              4,787

                                                                            $ 36,889           $ 29,829


     The Company is primarily self insured for general liability and workers' compensation risks supplemented by stop loss type insurance policies. The self insurance liabilities, related to continuing operations, included in accrued insurance at December 25, 1994 and December 26, 1993 were approximately $17,022,000 and $12,300,000, respectively.

     In 1993, management completed an extensive review of the Company's exposure resulting from its self insurance program for workers' compensation and general liability. The review, which was based on improved data available to the Company relating to the trend in claims development, indicated that the Company's reserves for retained losses were near the lower end of the expected range of possible losses. Management determined it would be appropriate to increase the Company's reserves to better reflect the likely outcome of its liability within the possible range of losses. Accordingly, as of the end of the fourth quarter of 1993, workers' compensation insurance reserves were increased by charging $4,500,000 to restaurant labor and benefits and $700,000 to general and administrative expenses. Also a charge of $1,800,000 was made to other restaurant operating expenses and $600,000 to the gain on sale of discontinued operations (theater operations) to increase the general liability insurance reserves.

 NOTE 8 - INCOME TAXES

     The provision (benefit) for income taxes on continuing operations is as follows:

                                                                              1994               1993            1992
                                                                            ----------         ----------     ----------
                                                                                       (Dollars in thousands)

Current:

 Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        3         $  (3,335)     $    1,695

 State and local . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --                --              --
                                                                            ----------         ----------     ----------
                                                                                     3            (3,335)          1,695

Deferred:

 Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3)           (1,611)         (1,275)

 State and local . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              (890)          (146)
                                                                            ----------         ----------     ----------
                                                                                   (3)            (2,501)        (1,421)

                                                                            $       --         $  (5,836)    $      274
                                                                            ==========         ==========     ==========


     The provision (benefit) for income taxes on continuing operations is different from the amount that would be computed by multiplying the income
(loss) from continuing operations before provision (benefit) for income taxes by the statutory U.S. federal income tax rates for the following reasons:

                                                                              1994               1993            1992
                                                                            ----------         ----------     ----------
                                                                                       (Dollars in thousands)

Income (loss) from continuing operations before
  provision (benefit) for income taxes . . . . . . . . . . . . . . . . . .  $(3,717)           $ (42,324)     $     936

Provision (benefit) at statutory rate of 34% . . . . . . . . . . . . . . .   (1,264)             (14,390)           318

State and local income taxes, net of federal income tax
  benefit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ---                 (587)           (97)

Goodwill and other nondeductible items . . . . . . . . . . . . . . . . . .      476                  435            501

Tax refund claims. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ---                 (619)           ---

Targeted jobs tax credit . . . . . . . . . . . . . . . . . . . . . . . . .     (318)                (105)           (446)

Tip credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (388)                 ---             ---

Valuation allowance. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,454                9,502             ---

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       40                  (72)             (2)

Income tax provision (benefit) on continuing operations. . . . . . . . . .  $   ---            $  (5,836)       $    274

The tax effects of principal temporary differences in 1994 are shown in the following table:

                                                                             Assets            Liabilities      Total
                                                                            ----------         -----------    ----------
                                                                                       (Dollars in thousands)

Additional inventory costs for tax purposes. . . . . . . . . . . . . . . .  $   162            $  ---20        $  162

Net operating loss and contributions
      carryforwards. . . . . . . . . . . . . . . . . . . . . . . . . . . .      783               ---            783

Reserves and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .    7,563               ---          7,563

Unamortized pre-opening expenses . . . . . . . . . . . . . . . . . . . . .      ---               (18)           (18)

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      496              (287)           209

Valuation allowance. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,033)              ---         (3,033)
                                                                            ----------         ----------     ----------
     Total Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,971              (305)         5,666
                                                                            ----------         ----------     ----------
Unamortized intangible assets. . . . . . . . . . . . . . . . . . . . . . .      ---            (1,138)        (1,138)

Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,827               ---          7,827

Investment related basis differences . . . . . . . . . . . . . . . . . . .      ---            (3,847)        (3,847)

Excess tax over book depreciation and sale-
    leasebacks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ---           (14,250)       (14,250)

Deferred compensation. . . . . . . . . . . . . . . . . . . . . . . . . . .      564               ---            564

Reserves and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .    8,616               ---          8,616

AMT, targeted jobs tax credit, and tip credit carry
  forwards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,673               ---          5,673

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      434            (1,757)        (1,323)

Valuation allowance. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7,785)              ---         (7,785)
                                                                            ----------         ----------     ----------
     Total Noncurrent. . . . . . . . . . . . . . . . . . . . . . . . . . .   15,329           (20,992)        (5,663)
                                                                            ----------         ----------     ----------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $21,300          $(21,297)     $       3
                                                                            ==========         ==========     ==========


    Other current assets include income tax refund receivable of $132,000 and $3,171,000 in 1994 and 1993, respectively.

   The valuation allowance at December 25, 1994 of $10,818,000 resulted from an increase in net operating losses in excess of deferred liabilities.

The tax effects of principal temporary differences in 1993 are shown in the following table:

                                                                             Assets            Liabilities      Total
                                                                            ----------         -----------    ----------
                                                                                       (Dollars in thousands)

Additional inventory costs for tax purposes. . . . . . . . . . . . . . . . $    209          $    ---    $    209

Net operating loss and contributions
         carryforwards . . . . . . . . . . . . . . . . . . . . . . . . . .    4,425               ---       4,425

Reserves and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .    6,026               ---       6,026

Unamortized pre-opening expenses . . . . . . . . . . . . . . . . . . . . .      ---              (275)      (275)

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ---              (289)      (289)

Valuation allowance. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,362)              ---     (3,362)

     Total Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,298              (564)     6,734

Unamortized intangible assets. . . . . . . . . . . . . . . . . . . . . . .      ---            (1,237)    (1,237)

Net operating loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,625               ---      3,625

Investment related basis differences . . . . . . . . . . . . . . . . . . .      ---            (3,847)    (3,847)

Excess tax over book depreciation and
  sale-leasebacks. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ---           (10,450)   (10,450)

Deferred compensation and pension expense. . . . . . . . . . . . . . . . .      848               ---        848

Reserves and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .    5,402               ---      5,402

AMT and targeted jobs tax credit
carryforward . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,595               ---      4,595

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      470               ---        470

Valuation allowance. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,140)              ---     (6,140)

     Total Noncurrent. . . . . . . . . . . . . . . . . . . . . . . . . . .    8,800           (15,534)    (6,734)

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 16,098         $ (16,098) $     ---


      The Company increased its deferred tax asset and liability in 1993 as a result of legislation enacted during 1993, increasing the corporate tax rate from 34% to 35% commencing in 1993. The valuation allowance at December 26, 1993 of $9,502,000 resulted from a change in circumstances during 1993 surrounding the likelihood of the realization of the deferred tax assets in future years.

The tax effects of principal temporary differences in 1992 are shown in the following table:

                                                                             Assets            Liabilities      Total
                                                                            ----------         -----------    ----------
                                                                                       (Dollars in thousands)

Additional inventory costs for tax purposes. . . . . . . . . . . . . . . . $    235          $         ---   $     235

Net operating loss and contributions
          carryforwards. . . . . . . . . . . . . . . . . . . . . . . . . .    1,599                    ---       1,599

Reserves and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .    5,062                    ---       5,062

Unamortized pre-opening expenses . . . . . . . . . . . . . . . . . . . . .      ---                   (189)       (189)

Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ---                   (260)       (260)

     Total Current . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,896                   (449)      6,447

Unamortized intangible assets. . . . . . . . . . . . . . . . . . . . . . .      328                 (1,130)       (802)

Investment related basis differences . . . . . . . . . . . . . . . . . . .      ---                 (5,186)     (5,186)

Excess tax over book depreciation and
         sale-leasebacks . . . . . . . . . . . . . . . . . . . . . . . . .    3,203                (13,294)    (10,091)

Deferred compensation and pension expense. . . . . . . . . . . . . . . . .    1,298                    ---       1,298

Reserves and accrued expenses. . . . . . . . . . . . . . . . . . . . . . .      346                    ---         346

AMT and targeted jobs tax credit
           carryforward. . . . . . . . . . . . . . . . . . . . . . . . . .    5,487                    ---       5,487

     Total Noncurrent. . . . . . . . . . . . . . . . . . . . . . . . . . .   10,662                (19,610)     (8,948)

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 17,558               $(20,059)  $  (2,501)

     The Company has tax carryforwards at December 25, 1994 expiring as follows:

                                                                Net                 Targeted
                                                             Operating              Jobs Tax         Tip
Expiration                            Contributions             Loss                 Credit         Credit
- ----------                            ---------------   ----------------------    ------------     --------
                                                               (Dollars in thousands)
1995 . . . . . . . . . . . . . .             $     180        $       ---          $   ---           $  ---

1996 . . . . . . . . . . . . . .                    41                ---              ---              ---

1997 . . . . . . . . . . . . . .                   536                ---              ---              ---

1998 . . . . . . . . . . . . . .                   703                ---              ---              ---

1999 . . . . . . . . . . . . . .                   779                ---              ---              ---

2003 . . . . . . . . . . . . . .                   ---                ---              330              ---

2004 . . . . . . . . . . . . . .                   ---                 13              403              ---

2005 . . . . . . . . . . . . . .                   ---                135              304              ---

2006 . . . . . . . . . . . . . .                   ---                332              501              ---

2007 . . . . . . . . . . . . . .                   ---              8,609              714              ---

2008 . . . . . . . . . . . . . .                   ---             12,131              159              ---

2009 . . . . . . . . . . . . . .                   ---              1,143              489              589

Total. . . . . . . . . . . . . .             $   2,239           $ 22,363         $  2,900            $ 589


     The use of these carryforwards is limited to future taxable income. Alternative minimum tax credits total $2,222,000 and may be carried forward indefinitely.

 NOTE 8 - INCOME TAXES (continued)


      The overall (benefit) provision for income taxes, during 1994, 1993 and 1992 is as follows:


                                                                                 Fiscal Year Ended December 25, 1994
                                                                            --------------------------------------------
                                                                             Federal        State and local       Total
                                                                            ----------      ---------------       ----------
                                                                                       (Dollars in thousands)
Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . .$         ---       $         ---       $      ---

          Net benefit. . . . . . . . . . . . . . . . . . . . . . . . . . .$         ---       $         ---       $      ---



                                                                                 Fiscal Year Ended December 26, 1993
                                                                            --------------------------------------------
                                                                             Federal        State and local       Total
                                                                            ----------      ---------------       ----------
                                                                                       (Dollars in thousands)
Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . .  $  (4,946)       $     (890)            $  (5,836)

Discontinued operations:

  Gain on disposal . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,717               ---                 2,717

     Net benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ (2,229)       $     (890)            $  (3,119)


                                                                                 Fiscal Year Ended December 31, 1992
                                                                            --------------------------------------------
                                                                             Federal        State and local       Total
                                                                            ----------      ---------------       ------
                                                                                       (Dollars in thousands)
Continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     420        $    (146)        $    274

Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,160)             (10)          (6,170)

Cumulative effect of adopting

  Statement 112. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (365)             ---             (365)

     Net benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (6,105)       $    (156)        $ (6,261)

 NOTE 9 - LEASE COMMITMENTS

     The Company leases certain of its restaurant locations under long-term lease arrangements. Lease terms generally range from 10 to 25 years and normally contain renewal options ranging from 5 to 15 years, but do not contain purchase options. The Company is generally obligated for the cost of property taxes and insurance. Some of these leases contain contingent rental clauses based on a percentage of revenue. The building portions of such leases are capitalized and the land portions are accounted for as operating leases. Contingent rentals on capital leases in continuing operations were $389,000, $526,000 and $581,000 during 1994, 1993 and 1992, respectively.

     Rent expense under operating leases included in continuing operations is as follows:


                                                                               1994             1993                  1992
                                                                            ----------      ---------------       ----------
                                                                                       (Dollars in thousands)
Land and buildings:

      Minimum . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 4,918           $ 5,184               $ 5,084

     Contingent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     686               714                   840

                                                                             5,604             5,898                 5,924

Equipment leases . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,386             2,124                 1,687

                                                                           $ 7,990           $ 8,022               $ 7,611


     A summary of future minimum lease payments under capital leases, non-cancelable operating leases, and leases reserved for in the provision for restructuring recorded as of the fourth quarter of 1993 with remaining terms in excess of one year at December 25, 1994 follows:

                                                                             Capital        Operating              Reserved
                                                                             Leases           Leases                Leases
                                                                            ----------      ---------------       ----------
                                                                                       (Dollars in thousands)
     1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   3,268       $  7,267               $ 1,206

     1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,157          6,863                 1,216

     1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,011          6,578                 1,177

     1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,706          6,177                   941

     1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,279          5,257                   931

     Thereafter. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,331         24,233                 4,948

                                                                              30,752         56,375                10,419

     Less interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,365            ---                  ---

                                                                            $ 17,387       $ 56,375              $10,419


     Future minimum lease payments on operating leases in continuing operations have been reduced for sublease rental income of approximately $158,000 to be received in the future under non-cancelable subleases.

NOTE 10 - COMMITMENTS  AND  CONTINGENCIES

     Several of the Company's reserved area agreements include expansion schedules requiring it to develop a minimum number of Shoney's restaurants in the reserved areas over a defined period of time. Pursuant to these agreements, the Company is required to open a minimum of 36 Shoney's restaurants through October 6, 2004. In 1991, the Company entered into an agreement with Shoney's, Inc., to develop 38 new Captain D's restaurants over 20 years, at the approximate rate of two per year. The Company has constructed eight restaurants with respect to this agreement.

     During 1994, the Company entered into a long-term purchase commitment to purchase 8 million pounds of french fries, annually, over a two year period beginning on December 1, 1994 through November 30, 1996. The total estimated cost related to this commitment totals approximately $5,800,000. As of December 25, 1994, approximately 570,000 pounds, or $208,000, was purchased under the current contract.

NOTE 11 - LITIGATION

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

Reading Company and James J. Cotter v. TPI Enterprises, Inc.

     On March 7, 1995, a civil action captioned James J. Cotter v. TPI Enterprises, Inc., 95 Civ. 1579 was filed in the United States District Court for the Southern District of New York. The plaintiffs allege inter alia breach of contract and seek damages of $1,250,000 plus interest, punitive damages and attorney's fees in connection with the sale to a subsidiary of American Multi-Cinema, Inc. of TPI Entertainment, Inc.'s interest in Exhibition Enterprises Partnership in April 1991. The Company's attorneys are unable at this time to state the likelihood of an unfavorable outcome.

Other

     The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of the management of the Company that the outcome of such litigation will not have a material adverse effect on the consolidated financial statements.

 NOTE 12 - SHAREHOLDERS'  EQUITY

Stock Option Plans

     Officers and other key employees have been granted options to purchase common shares under non- qualified stock option plans adopted in 1982, 1983, 1984 and 1992. In addition, 165,000 shares of the Company's common stock are reserved under the 1992 stock option plan for non-employee directors. At December 25, 1994, an aggregate of 3,127,360 common shares were reserved under these plans. The number of shares available for future grants was 890,000 at December 25, 1994. Options are generally granted at the market price on the date of grant and generally become exercisable in 20% increments over a five year period and expire ten years from the date of grant. At December 25, 1994, options were exercisable to purchase 1,386,920 shares at prices ranging from $5.00 to $10.88. The Company's stock option transactions are summarized as follows:



                                                  Number         Exercise Price
                                                of Options         per Option
                                              --------------   -----------------


Outstanding at December 31, 1991 . . . . . . .  1,831,600        $5.00 - $7.00

     Granted . . . . . . . . . . . . . . . . .  1,631,900        $6.63 - $8.38

     Exercised . . . . . . . . . . . . . . . .     (2,000)           $6.25

     Cancelled or lapsed . . . . . . . . . . .   (918,750)       $6.25 - $7.00

Outstanding at December 31, 1992 . . . . . . .  2,542,750        $5.00 - $8.38

     Granted . . . . . . . . . . . . . . . . .     57,500        $9.38 - $10.88

     Exercised . . . . . . . . . . . . . . . .   (426,140)       $5.00 - $8.38

     Cancelled or lapsed . . . . . . . . . . .    (29,850)       $6.25 - $8.38

Outstanding at December 26, 1993 . . . . . . .  2,144,260        $5.00 - $10.88

     Granted . . . . . . . . . . . . . . . . .    117,500        $9.18 - $9.75

     Exercised . . . . . . . . . . . . . . . .     (6,650)       $6.25 - $7.00

     Cancelled or lapsed . . . . . . . . . . .    (17,750)       $6.25 - $8.38

Outstanding at December 25, 1994 . . . . . . .  2,237,360        $5.00 - $10.88


     The Company has warrants outstanding at December 25, 1994 to purchase 1,000,000 shares of the Company's common stock at $11 per share.

Employee Stock Purchase Plan

     On August 16, 1989, the Company adopted the 1989 Employee Stock Purchase Plan (the "Employee Plan") pursuant to which up to 500,000 common shares of the Company may be purchased at 85% of the fair market value of common shares on the first or last business day of each of thirteen purchase periods. This Employee Plan will terminate on April 16, 1995. On December 16, 1994, the Company and certain subsidiaries adopted the 1995 Employee Stock Purchase Plan (the new Employee Plan) pursuant to which 1,000,000 common shares of the Company may be purchased at 85% of the fair market value of common shares on the first or last business day of each of thirteen purchase periods. The new Employee Plan is open to all active adult employees of the Company and Restaurants who have been employed for at least six months, customarily work more than 20 hours per week and more than five months per year, and are not directors or 5% shareholders of the Company or any subsidiary, as defined in the Employee Plan. Employees can designate up to 10% of their compensation for the purchase of common shares, which is consistent with the prior plan. During 1994, 1993 and 1992, 90,932, 73,419 and 83,394 shares, respectively, were issued under the Employee Plan at prices ranging from $3.77 to $8.29 per Common Share in 1994, $6.91 to $9.14 per common share in 1993 and $4.78 to $6.59 per common share in 1992. Aggregate purchases were approximately $532,000, $582,000 and $444,000 in 1994, 1993 and 1992, respectively.

NOTE 13 - EMPLOYMENT AGREEMENTS, DEFERRED COMPENSATION AND RETIREMENT PLAN Employment Agreements

     The Company has agreements with two executive officers which expire at various dates through January 13, 1999. The aggregate minimum commitment for future salaries under these agreements is approximately $1,855,000. Additionally, three key employees of Restaurants are covered by agreements with two expiring on January 1, 1996 and one containing a self-renewing term of three years. The aggregate minimum commitment for future salaries under Restaurants' agreements is $902,000. In addition to salaries, the Company will pay minimum annual bonuses in connection with the above agreements of $127,000. The Company also is required to pay incentive bonuses equal to an aggregate of 4.2% of the annual increase in operating income over the prior year and $44,000 for each percentage point increase, or portion thereof, in the Company's same store sales. Additional bonuses are at the discretion of the Board of Directors. All of the above agreements provide severance benefits in the event of a change of control or an involuntary termination of the officer or key employee. The maximum contingent liability related to these severance benefits at December 25, 1994 was $2,904,000.

     The Company also has an agreement with Robert A. Kennedy which stipulates that the Company will pay Mr. Kennedy, upon a favorable outcome of the courts, .50% or 1% of the gross proceeds relating to the McCaw Cellular Communications, Inc. lawsuit. See further discussion of the lawsuit included in Note 11.

     In addition, the 1994 results of operations include a charge of $1,600,000 resulting from the retirement of the Company's Chairman, effective January 31, 1995. The provision includes all amounts due under his current employment contracts. The agreement also stipulates that the Company will pay the former Chairman of the Board, upon a favorable outcome of the courts, 3% or 5% of the gross proceeds relating to the McCaw Cellular Communications, Inc. lawsuit. See further discussion of the lawsuit included in Note 11.

Deferred Compensation Agreements

     Deferred compensation of $1,619,000 and $2,382,000 included in other liabilities at December 25, 1994 and December 26, 1993, respectively, relates to agreements with two former officers of Restaurants. Due to interest rate fluctuations occuring at the measurment date, the Company recorded a $913,000 charge to operations and a $562,000 increase in operations during the fourth quarter of 1993 and 1994, respectively.

 NOTE 13 - EMPLOYMENT AGREEMENTS, DEFERRED COMPENSATION AND RETIREMENT PLAN (continued)

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

     Net periodic pension cost for the fiscal years ended December 26, 1993 and December 31, 1992 consists of the following:




                                                          1993            1992
                                                         -----------------------
                                                         (Dollars in thousands)


Service cost - benefits earned during the period . . .  $    254    $     282

Interest cost on projected benefit obligations . . . .       335          343

Amortization of unrecognized prior service costs . . .       195          261

Effect of curtailment and settlements. . . . . . . . .     1,220        1,148
                                                        --------    ---------
Net periodic pension costs . . . . . . . . . . . . . .  $  2,004    $   2,034
                                                        ========    =========
Assumed rates of increase in compensation levels . . .      6.0%         6.0%
                                                        ========    =========
Assumed discount rate. . . . . . . . . . . . . . . . .      6.0%         8.0%
                                                        ========    =========
 NOTE 14 - RELATED PARTY TRANSACTIONS

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

     On January 19, 1993, Restaurants purchased an airplane from a corporation owned by the President and Chief Executive Officer of the Company for $650,000. Prior to this purchase, Restaurants leased the airplane for approximately $87,000 during 1992. In addition, Resturants paid chartering fees and expenses to the corporation of approximately $42,000 during 1992.
The cost of the charter arrangements and the lease arrangement were comparable to similar arrangements available from unrelated third parties.
A mortgage on the airplane was obtained in 1994.

Exhibition Enterprises Partnership

     On May 28, 1993, the Company completed the sale of its 50% interest in the Partnership to American Multi-Cinema, Inc. ("AMC"), the parent company of Entertainment's partner in the Partnership and the original owner of 56 of the 57 theaters owned by the Partnership, for $17,500,000. In addition, AMC retired the bank loan owed by the Partnership, which was guaranteed by Entertainment. For the year ended December 31, 1992, the Partnership incurred AMC management fees of $8,876,000. For the approximate five month period prior to the completion of the sale of Entertainment's 50% interest in the Partnership on May 28, 1993 to AMC, the Partnership incurred AMC management fees of $3,428,000.

     During the period ended May 28, 1993 and the year ended December 31, 1992, the Partnership incurred interest expense on notes payable to AMC of $2,061,000 and $5,084,000, respectively.

     Additionally, during the period ended May 28, 1993 and the year ended December 31, 1992, the Partnership recorded charges of $133,000 and $370,000, respectively, for an administrative fee payable to the Company.

 NOTE 15 - QUARTERLY  FINANCIAL  INFORMATION (unaudited)

     Summarized quarterly financial information for 1994 and 1993 reflects the results of operations of Restaurants as continuing operations and the Company's interest in theater operations as discontinued operations (Note
3). Restaurants' fiscal year is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve, twelve, twelve or thirteen weeks, respectively. Both 1994 and 1993 were fifty-two week years. During the fourth quarter of 1994, the Company recorded $1,600,000 related to the retirement of the Company's Chairman (Note 13), $562,000 for adjustments to the Company's deferred compensation obligation (Note 13), and a $1,000,000 reduction to the Company's restructure reserve (Note
2).During 1993, the Company changed its fiscal year from a calendar year end to Restaurants' fiscal year. During the fourth quarter of 1993, the Company recorded restructuring charges of $35,082,000 (Note 2). Other unusual charges during the fourth quarter of 1993 include $7,000,000 for additions to insurance reserves (Note 7), $1,220,000 for termination of the Company's retirement plan (Note 13), and $913,000 for adjustments to the Company's deferred compensation obligation (Note 13). The second and third quarters of 1993 include gains on the disposal of discontinued operations of $6,115,000, and $85,000, respectively. The fourth quarter of 1993 includes a loss on the disposal of discontinued operations of $927,000.



                                        First     Second      Third     Fourth
Quarter ended - 1994                   Quarter   Quarter     Quarter    Quarter
- --------------------                  ---------  ---------  ----------  -------
                                   (Dollars in thousands, except per share data)

Net sales, previously reported .       $87,397   $68,730     $67,325    $63,932

  Effect of change in estimate .         1,026       799         761     (2,586)

Net sales, restated . . .  . . .        88,423    69,529      68,086     61,346

Gross profit . . . . . . . . . .        10,714     8,474       6,589      4,267

Net income (loss) from
  continuing operations . . . . .          847       336      (1,246)    (3,654)

Net income (loss). . . . . . . .           847       336      (1,246)    (3,654)

Primary earnings per share:

 Continuing operations . . . . .          0.04      0.02       (0.06)     (0.18)

 Net income (loss) . . . . . . .          0.04      0.02       (0.06)     (0.18)

Quarter ended - 1993
- --------------------
Net sales. . . . . . . . . . . .      $ 85,133   $69,850     $70,326    $64,130

Gross profit . . . . . . . . . .        12,008    10,093       9,355        817

Net income (loss) from
   continuing operations . . . .           976     1,125         491    (39,080)

Net income (loss). . . . . . . .           976     7,240         576    (40,007)

Primary earnings per share:
 Continuing operations . . . . .          0.05      0.06        0.02      (1.93)

 Net income (loss) . . . . . . .          0.05      0.36        0.03      (1.98)

Fully diluted earnings per share:
 Continuing operations . . . . .          0.05      0.06        0.02      (1.93)

 Net income (loss) . . . . . . .          0.05      0.27        0.03      (1.98)

     The quarters ended April 17, 1994, July 10, 1994, and October 2, 1994 have been restated as indicated above for a change in an accounting estimate related to the Company's restructuring plan. See Note 2.

     Gross profit equals revenues less food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization and other restaurant operating expenses. Net income (loss) per share is computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year. The effect of convertible debentures and stock options on the fully- diluted earnings per share computation for all of 1994 and for the first, third, and fourth quarters of 1993 were either antidilutive or did not result in a material dilution of earnings per share and, therefore, primary and fully-diluted earnings per share are equivalent.

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There have been no changes in, or disagreements with, accountants during 1994.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K




 (a)   1.  Financial Statements                                             Page
                                                                           -----

       The following financial statements of the Company have been filed under Item 8 hereto:

       Independent Auditors' Report. . . . . . . . . . . . . . . .           22

       Consolidated Balance Sheets as of December 25, 1994 and
       December 26, 1993. . . . . . . . . . . . . . . . . . . . . .          23

       Consolidated Statements of Operations for each of the Three
       Fiscal Years in the Period Ended December 25, 1994 . . . . .          25

       Consolidated Statements of Cash Flows for each of the Three
       Fiscal Years in the Period Ended December 25, 1994 . . . . .          27

       Consolidated Statements of Shareholders' Equity for each of
       the Three Fiscal Years in the Period Ended December 25, 1994.         29

       Notes to Consolidated Financial Statements. . . . . . . . .           30

       2.  Financial Statement Schedules                                    Page
                                                                            ----

       The following financial statement schedules for the three years ended December 25, 1994 are filed herewith at the page indicated:



       Schedule I -- Condensed Financial Information of the Registrant      S-1


               Schedule II -- Reserves . . . . . . . . . . . . . . . . . .  S-7

 Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

      The following financial statements and schedules of the Company's wholly-owned subsidiary, TPI Restaurants, Inc. are filed herewith at the page indicated:




                                                                           Page
                                                                          ------
      Independent Auditors' Report. . . . . . . . . . . . . . . .          W-1

      Consolidated Balance Sheets as of December 25, 1994 and
      December 26, 1993 . . . . . . . . . . . . . . . . . . . . .          W-2

      Consolidated Statements of Operations for each of the Three
      Fiscal Years in the Period Ended December 25, 1994 . . . . .         W-4

      Consolidated Statements of Cash Flows for each of the Three
      Fiscal Years in the Period Ended December 25, 1994 . . . . .         W-5

      Consolidated Statements of Stockholder's Equity for each of
      the Three Fiscal Years in the Period Ended December 25, 1994         W-7

      Notes to Consolidated Financial Statements . . . . . . . . .         W-8

      Schedule II -- Reserves . . . . . . . . . . . . . . . . . .         WS-1


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


                                                       TPI ENTERPRISES, INC.
                                                     ------------------------
                                                            Registrant



Date:

                                                       By:  /s/ J. GARY SHARP
                                                       -----------------------
                                                       J. Gary Sharp
                                                       President and Chief
                                                       Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ J. GARY SHARP            President and Chief Executive                       March 27, 1995
- -------------------------     Officer and Director
J. Gary Sharp


/s/ FREDERICK W. BURFORD      Executive Vice President, Chief Financial Officer,  March 27, 1995
- -------------------------     and Director (Principal
Frederick W. Burford          Financial and Accounting Officer)


/s/ DOUGLAS K. BRATTON        Director                                            March 27, 1995
- -------------------------
Douglas K. Bratton


/s/ OSWALDO CISNEROS          Director                                            March 27, 1995
- -------------------------
Oswaldo Cisneros


/s/ LAWRENCE F. LEVY          Director                                            March 27, 1995
- -------------------------
Lawrence F. Levy


/s/ JOHN L. MARION, JR.       Director                                            March 27, 1995
- -------------------------
John L. Marion, Jr.


/s/ PAUL JAMES SIU            Director                                            March 27, 1995
- -------------------------
Paul James Siu


/s/ EDWIN B. SPIEVACK         Director                                            March 27, 1995
- -------------------------
Edwin B. Spievack


/s/ THOMAS M. TAYLOR          Director                                            March 27, 1995
- -------------------------
Thomas M. Taylor


                                                           Schedule I
                          TPI ENTERPRISES, INC.
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED BALANCE SHEET




                                             December 25,        December 26,
                                           ----------------    ---------------
                                                 1994                1993
                                           ----------------    ---------------
                                                  (Dollars in thousands)


     ASSETS

Current Assets:

  Cash and cash equivalents. . . . .          $ 11,976            $ 10,637
  Deferred tax benefit . . . . . . .             5,666               6,734
  Income tax refund. . . . . . . . .               779               3,171
  Other current assets . . . . . . .                45                  64
                                              --------            --------
          Total Current Assets . . .            18,466              20,606
                                              --------            --------
Property and Equipment, net. . . . .               245                 291
                                              --------            --------
Other Assets:
 Investments in and advances
 to subsidiaries, net . . . . . . .            139,924             142,834
  Other. . . . . . . . . . . . . .                   3                   8
                                              --------            --------
                                               139,927             142,842
                                              --------            --------
Total Assets . . . . . . . . . . .            $158,638            $163,739
                                              ========            ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable-trade . . . . .            $     77            $     40
  Accrued expenses and other
  current liabilities . . . . . .                2,652               2,311
  Income taxes currently payable .                 718                 649
                                              --------            --------
          Total Current Liabilities.             3,447               3,000
                                              --------            --------
Due to subsidiary. . . . . . . . . .            15,104              15,954
                                              --------            --------
Long-term debt . . . . . . . . . . .            66,563              66,725
                                              --------            --------
Deferred income taxes. . . . . . . .             5,663               6,734
                                              --------            --------
Other liabilities. . . . . . . . . .               291                 767
Shareholders' Equity:                         --------            --------

  Preferred shares, no par value;
   20,000,000 shares authorized;
   none issued and outstanding. . .                ---                 ---

 Common shares, $.01 par value;
  100,000,000 shares authorized;
   33,241,118 and 33,118,614 issued .              332                 331

  Additional paid-in capital . . . .           226,144             225,417
  Deficit. . . . . . . . . . . . . .           (88,961)            (85,244)
                                              --------            --------
                                               137,515             140,504


  Less treasury stock, at cost:
   12,846,094 common shares in 1994 and 1993    69,945              69,945
                                              --------            --------

Total Shareholders' Equity . . . . .            67,570              70,559
                                              --------            --------
Total Liabilities and Shareholders' Equity .  $158,63820           $163,739
                                              --------            --------
               See notes to condensed financial statements.

                                                               Schedule I
                          TPI ENTERPRISES, INC.
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   CONDENSED STATEMENTS OF OPERATIONS

                                                    Fiscal Year Ended
                                      -----------------------------------------
                                       December 25,   December 26,  December 31,
                                         1994            1993         1992
                                      -------------  -------------  -----------
                                                 (Dollars in thousands)
Revenue:
 Management fee income. . . .           $2,500          $2,455       $1,714
  Interest income. . . . . .               267             428        3,414
  Equity in subsidiary earnings. .         ---              30          215
  Other. . . . . . . . . . . . . .         ---             ---          381
                                        ------          ------       ------
                                         2,767           2,913        5,724
                                        ------          ------       ------

Expenses:
  Equity in subsidiary losses. . .       2,838          39,348       17,726
  General and administrative . . .       3,589           4,803        5,937
  Depreciation and amortization. .          57             235          357
  Corporate restructuring. . . . .         ---             511         (465)
  Interest expense . . . . . . . .         ---             340          433
                                        ------          ------       ------
                                         6,484          45,237       23,988
                                        ------          ------       ------

Loss from continuing operations
 before income taxes. . . . . . . .     (3,717)        (42,324)     (18,264)

Income tax benefit . . . . . . . .        ---            5,836        6,261
                                        ------          ------       ------
Loss from continuing operations. .      (3,717)        (36,488)     (12,003)

Discontinued operations:
 Gain on disposal, net. . . . . .         ---            5,273         ---
                                        ------          ------       ------
Loss before cumulative effect
 of accounting changes . . . . .        (3,717)        (31,215)     (12,003)
Cumulative effect of accounting
 changes. . . . . . . . . . . . .         ---             ---        (2,122)
                                        ------          ------       ------
Net loss . . . . . . . . . . . .       $(3,717)       $(31,215)    $(14,125)
                                       =======        ========     ========

                      See notes to condensed financial statements.

                                                               Schedule I
                          TPI ENTERPRISES, INC.
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   CONDENSED STATEMENTS OF CASH FLOWS

                                                    Fiscal Year Ended
                                       -----------------------------------------
                                       December 25,   December 26,  December 31,
                                           1994            1993         1992
                                       -------------  -------------  -----------
                                                 (Dollars in thousands)

Cash Flows From Operating Activities:
  Net loss . . . . . . . . . . . . .     $(3,717)        $(31,215)     $(14,125)

   Adjustments to reconcile net loss
    to net cash provided by (used in)
      operating activities:

      Depreciation and amortization. .        57              235           357
      Equity in subsidiary losses. . .     2,838           39,318        17,511
      Equity in subsidiary earnings
      from discontinued operations . .      ---            (7,990)         ---

      Deferred income taxes. . . . . .      (3)            (2,444)       (5,566)
      Cumulative effect of
       accounting changes. . . . . . .      ---             ---           2,122

     Changes in assets and liabilities,
      net of effects of discontinued
      operations:

      Income tax refund . . . . . . .     2,392            (3,171)         ---
      Other current assets . . . . . .       19             1,655         4,609
      Intangible pension asset. . . .       ---               330            50
      Other . . . . . . . . . . . . .         5                15          ---
      Accounts payable-trade. . . . .        37               (50)         (283)
      Accrued expenses and other
       current liabilities. . . . . .       341              (474)         (742)
      Income taxes currently payable.        69            (1,016)         (647)
      Other liabilities . . . . . . .      (476)           (1,996)           89
                                        --------         ---------      -------
      Net cash provided by (used in)
       operating activities . . . . .   $ 1,562          $ (6,803)      $ 3,375
                                        --------         ---------      -------

                                                                      Schedule I


                                TPI ENTERPRISES, INC.
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENTS OF CASH FLOWS
                                     (Continued)

                                                 Fiscal Year Ended
                                     ------------------------------------------
                                      December 25,   December 26,  December 31,
                                        1994            1993         1992
                                     -------------  -------------  -----------
                                              (Dollars in thousands)

Cash flows from investing
 activities:

 Investment in and advances
  to subsidiaries, net. . . . . .    $      72       $(32,926)      $(102,576)
 Acquisition of property and
 equipment. . . . . . . . . . . .          (11)          ---             (391)
 Dividends received from subsidiary .      ---          5,254           9,000
 Disposition of property and
  equipment. . . . . . . . . . . . .       ---           ---              386
                                        --------     ---------      ---------
   Net cash provided by (used in)
    investing activities. . . . . . .       61        (27,672)        (93,581)
                                        --------     ---------      ---------
Cash flows from financing activities:

 Payment of advances from subsidiaries .  (850)         ---             ---
 Proceeds of 8 1/4% Convertible
  Subordinated Debentures . . . . . . .    ---          ---            51,750
 Restricted cash deposits . . . . . . .    ---          ---            11,700
 Common shares issued . . . . . . . . .    566         17,204             457
 Proceeds from 5% Convertible Senior
  Subordinated Debentues. . . . . . . .    ---         15,000             ---
                                        --------     ---------      ---------
 Net cash provided by (used in)
  financing activities. . . . . . . . .   (284)        32,204          63,907
                                        --------     ---------      ---------
Increase (decrease) in cash and
 cash equivalents . . . . . . . . . . .  1,339         (2,271)        (26,299)
Cash and cash equivalents,
 beginning of period . . . . . . . .    10,637         12,908          39,207
                                        --------     ---------      ---------
Cash and cash equivalents,
 end of period . . . . . . . . . . .  $ 11,976        $10,637         $12,908
                                      ========        =======         =======
Supplemental Disclosure of Cash
 Flow Information:

  Non-cash transactions:

   Conversion of 8 1/4% Subordinated
    Debentures .  . . . . . .. . . .  $   165         $   ---       $     ---
 Cash payments (refunds) during
  the year for:
      Income taxes . . . . . . . . .  $(2,164)         $2,810        $(5,046)


               See notes to condensed financial statements.

                                                                     Schedule I

                                   TPI ENTERPRISES, INC.
                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (Dollars in thousands, except share data)


                                  Common Shares Issued   Additional
                                   Number of              Paid-in                Treasury
                                    Shares     Amount     Capital    Deficit       Stock       Total
                                  ------------------------------------------------------------------
Balance, December 31, 1991 . .   30,932,295    $ 309     $ 206,858  $ (39,904)  $ (69,945)  $ 97,318

Issue of shares pursuant to
  employee stock plans . . . .       85,394        1           456        ---         ---        457

Net Loss . . . . . . . . . . .          ---      ---           ---    (14,125)        ---    (14,125)

Balance, December 31, 1992 . .   31,017,689      310       207,314    (54,029)    (69,945)    83,650

Investment in Company by the
  Airlie Group L.P.. . . . . .    1,503,220       15        14,030        ---         ---     14,045

Issue of shares in connection
  with acquisition.. . . . . .       94,300        1           894        ---         ---        895

Issue of shares pursuant to
  employee stock plans . . . .      499,559        5         3,154        ---         ---      3,159

Conversion of subordinated
  debentures . . . . . . . . .        3,846      ---            25        ---         ---         25

Net loss . . . . . . . . . . .          ---      ---           ---       (31,215)     ---    (31,215)

Balance, December 26, 1993 . .   33,118,614      331       225,417       (85,244) (69,945)    70,559

Issue of shares pursuant to
  employee stock plans . . . .       97,582        1           575           ---      ---        576

Conversion of subordinated
  debentures . . . . . . . . .       24,922      ---           152           ---      ---        152

Net loss . . . . . . . . . . .         ---       ---           ---        (3,717)     ---     (3,717)

Balance, December 25, 1994 . .   33,241,118    $ 332     $ 226,144     $ (88,961)$ (69,945) $ 67,570

                                  See notes to condensed financial statements.

                                                               Schedule I


                                    TPI ENTERPRISES, INC.
                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Note 1 - Accounting Policies
         The investments in the Company's subsidiaries are carried at the Company's equity in the subsidiary which represents amounts invested less the Company's equity in the earnings and losses to date. Significant intercompany balances and activities have not been eliminated in this unconsolidated financial information.

         Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principals have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements.

Note 2 - Cash Dividend Paid by Subsidiary
         Subsequent to the sale of its interest in the Partnership, the Company's wholly-owned subsidiary, TPI Entertainment, Inc., paid a dividend of $5,254,000 to the Company. On September 30, 1992, the Company's wholly-owned subsidiary, Maxcell Telecom Plus, Inc., paid a dividend of $9,000,000 to the Company.

                                                                          Schedule II
                             TPI ENTERPRISES, INC. AND SUBSIDIARIES
                                            RESERVES
                                     (Dollars in thousands)

                                                              Additions
                                   Balance at   Additions     charged to   Deductions  Balance
                                   beginning    charged to    other        from        at end of
                                   of period    operations    accounts     reserves    period
                                   -------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended December 25, 1994:    $      ---    $      59      $    ---  $     ---    $     59

Year Ended December 26, 1993:    $      ---    $     ---      $    ---  $     ---    $    ---

Year Ended December 31, 1992:    $       28    $     ---      $    ---  $      28    $    ---


ALLOWANCE FOR UNIT CLOSINGS:


Year Ended December 25, 1994:    $   18,695    $     ---      $    ---  $   6,265(1) $ 12,430

Year Ended December 26, 1993:    $    3,773    $  17,286      $    ---  $   2,364    $ 18,695

Year Ended December 31, 1992:    $      ---    $   3,773      $    ---  $     ---    $  3,773


(1)  Represents deductions for the write-off of assets and changes in assumptions in connection with the
Company's restructure plan.  See Note 2.

                                                  S-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of TPI Restaurants, Inc.:


We have audited the accompanying consolidated balance sheets of TPI Restaurants, Inc., (a wholly-owned subsidiary of TPI Enterprises, Inc.) and its subsidiaries as of December 25, 1994 and December 26, 1993, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three fiscal years in the period ended December 25, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TPI Restaurants, Inc. and its subsidiaries as of December 25, 1994 and December 26, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for income taxes and postemployment benefits to conform with Statements of Financial Accounting Standards No. 109 and 112. The Company has reflected the cumulative effect of these changes in 1992.


/s/ Deloitte & Touche LLP

March 10, 1995 Memphis, Tennessee

                 TPI  RESTAURANTS,  INC.  AND  SUBSIDIARIES
                       CONSOLIDATED  BALANCE  SHEETS

                                  ASSETS






                                                                       December 25  December 26
                                                                          1994          1994
                                                                       -----------    ---------
                                                                        (Dollars in thousands)
CURRENT ASSETS:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . .      $  4,832     $  5,675


     Accounts receivable - trade (net of allowance for doubtful
       accounts of $59 in 1994). . . . . . . . . . . . . . . . . . .           805          939
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .        11,969       11,424

     Deferred tax benefit. . . . . . . . . . . . . . . . . . . . . .         3,611        1,346

     Other current assets. . . . . . . . . . . . . . . . . . . . . .         1,566        2,220
                                                                        ----------   ----------
          TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . .        22,783       21,604
                                                                        ----------   ----------
PROPERTY AND EQUIPMENT (at cost) . . . . . . . . . . . . . . . . . .       239,991      231,848

     Less accumulated depreciation and amortization. . . . . . . . .        70,243       57,701

     Less allowance for unit closings. . . . . . . . . . . . . . . .        12,430       18,695
                                                                        ----------   ----------
                                                                           157,318      155,452
                                                                        ----------   ----------
OTHER ASSETS:

     Goodwill (net of accumulated amortization of $8,152 in 1994
       and $6,873 in 1993). . . . . . . . . . . . . . . . . . . . . .       37,675       38,954

     Other intangible assets (net of accumulated amortization of
          $5,144 in 1994 and $3,420 in 1993) . . . . . . . . . . . . .      19,681       21,867

     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         609          901
                                                                        ----------   ----------

                                                                            57,965       61,722

                                                                        $  238,066   $  238,778
                                                                        ==========   ==========



              See notes to consolidated financial statements.

                 TPI RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                           (Continued)

                  LIABILITIES AND STOCKHOLDER'S EQUITY



                                                                       December 25  December 26
                                                                          1994          1994
                                                                       -----------    ---------
                                                                        (Dollars in thousands)
CURRENT LIABILITIES:

     Current portion of long-term debt . . . . . . . . . . . . . .        $  3,725      $  1,728

     Accounts payable - trade. . . . . . . . . . . . . . . . . . .          15,488        19,870

     Accrued expenses and other current liabilities. . . . . . . .          31,656        24,759
                                                                        ----------   ----------
          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .          50,869        46,357
                                                                        ----------   ----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . .         107,721       106,773
                                                                        ----------   ----------
RESERVE FOR RESTRUCTURING. . . . . . . . . . . . . . . . . . . . .          14,735        19,508
                                                                        ----------   ----------
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .           3,611         1,346
                                                                        ----------   ----------
PAYABLE TO PARENT. . . . . . . . . . . . . . . . . . . . . . . . .          14,872        15,177
                                                                        ----------   ----------
OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .           1,619         2,382
                                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:

     Series A preferred stock ($40,000 aggregate liquidation
        preference). . . . . . . . . . . . . . . . . . . . . . . .             ---           ---

     Common Shares . . . . . . . . . . . . . . . . . . . . . . . .             ---           ---

     Additional paid-in capital. . . . . . . . . . . . . . . . . .         115,216       115,064


     Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .         (70,577)      (67,829)
                                                                        ----------   ----------

          TOTAL STOCKHOLDER'S EQUITY . . . . . . . . . . . . . . .          44,639        47,235
                                                                        ----------   ----------

                                                                        $  238,066    $  238,778
                                                                        ==========   ==========

              See notes to consolidated financial statements.

                   TPI RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Fiscal Year Ended
                                                               -------------------------------------
                                                               December 25   December 26    December 26
                                                                  1994           1994           1994
                                                               -----------   -----------    -----------
                                                                         (Dollars in thousands)
Restaurant revenues. . . . . . . . . . . . . . . . .. .        $ 287,384      $ 289,439     $ 277,390
                                                               ---------      ---------     ---------


Costs and expenses:
      Food, supplies and uniforms . . . . . . . . .  . .         102,831        101,980        95,957

     Restaurant labor and benefits . . . . . . . . .. .           87,467         88,693        80,911

     Restaurant depreciation and amortization. . . . . .          14,138         13,632        11,466

     Other restaurant operating expenses . . . . . .. .           52,727         51,291        44,917

     General and administrative expenses . . . . . .. .           20,256         23,504        21,893

  Restructuring charges . . . . . . . . . . . . . . . .             (986)        34,571         4,051

     Other, net. . . . . . . . . . . . . . . . . . .. .            3,440          3,275         2,753
                                                               ---------      ---------     ---------
                                                                 279,873        316,946       261,948
                                                               ---------      ---------     ---------
Operating income (loss). . . . . . . . . . . . . . .. .            7,511        (27,507)       15,442
                                                               ---------      ---------     ---------
Other income and expenses:

      Interest income . . . . . . . . . . . . . . .  . .              66            112           378

     Interest expense. . . . . . . . . . . . . . . .. . .        (10,325)       (10,203)      (14,667)

     Other . . . . . . . . . . . . . . . . . . . . ..                  -           (109)          321
                                                               ---------      ---------     ---------

                                                                 (10,259)       (10,190)      (13,968)
                                                               ---------      ---------     ---------

Income (loss) before income taxes. . . . . . . . . ..             (2,748)       (37,697)        1,474

Income tax expense . . . . . . . . . . . . . . . . .. .                -             85           669
                                                               ---------      ---------     ---------
Income (loss) before extraordinary item and cumulative
  effect of accounting changes . . . . . . . . . . . .            (2,748)       (37,782)          805
                                                               ---------      ---------     ---------
Extraordinary item - loss on early extinguishment of
  debt, net of income taxes. . . . . . . . . . . . . .                 -              -       (16,069)

Cumulative effect of accounting changes, net of
  income taxes. . . . . . . . . . . . . . . . . . . . .                -              -        (2,462)
                                                               ---------      ---------     ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . .         $  (2,748)     $ (37,782)   $  (17,726)
                                                               =========      =========     =========

                See notes to consolidated financial statements.

                              TPI RESTAURANTS, INC. SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Fiscal Year Ended
                                                               -------------------------------------
                                                               December 25   December 26    December 26
                                                                  1994           1994           1994
                                                               -----------   -----------    -----------
                                                                         (Dollars in thousands)
Cash flows from operating activities:
     Net loss. . . . . . . . . . . . . . . . . . . . . .       $ (2,748)     $ (37,782)     $  (17,726)
          Adjustments to reconcile net loss to net cash
            provided by operating activities::
            Depreciation and amortization . . . . . . . . . .    19,158         17,810          14,775

                 Deferred income taxes . . . . . . . . . . . .      ---            ---          (1,134)

        Reserves for restructuring . . . . . . . . . . . . . .     (667)        34,571             838
        Extraordinary item - loss on early
         extinguishment of  debt . . . . . . . . . . . . . . .      ---            ---          16,069
        Cumulative effect of accounting changes . .  . . . . .      ---            ---           2,462
        Changes in assets and liabilities:
         Accounts receivable trade . . . . . . . . . . . . . .      134            494              28
        Inventories. . . . . . . . . . . . . . . . . . . . . .     (545)         3,488          (2,013)
        Other current assets . . . . . . . . . . . . . . . . .      654            329             960
        Other assets . . . . . . . . . . . . . . . . . . . . .      754         (1,415)           (187)
        Accounts payable trade . . . . . . . . . . . . . . . .   (4,382)         4,854             732
        Accrued expenses and other current liabilities.  . . .    3,725          4,911            (905)
        Reserves for restructuring . . . . . . . . . . . . . .   (3,172)        (4,136)             ---
        Other liabilities . . . . . . . . . . . . . . . . . .      (763)           840            (110)
                                                               ---------      -----------   ----------
          Total adjustments. . . . . . . . . . . . . . . . . .    14,896        61,746          31,515
                                                               ---------      -----------   ----------
        Net cash provided by operating activities. . . . . . .    12,148        23,964          13,789
                                                               ---------      -----------   ----------

Cash flows from investing activities:

        Acquisition of property and equipment. . . . . . . . .   (19,391)      (43,867)        (23,216)
        Acquisition of business, net of cash received. . . . .       ---        (4,660)         (4,525)
        Disposition of property and equipment. . . . . . . . .     5,054         5,230           2,872
        Proceeds from sale-leaseback transactions. . . . . . .       ---           ---           1,254
        Other. . . . . . . . . . . . . . . . . . . . . . . . .       (27)         (199)         (1,026)
                                                               ---------      -----------   ----------

             Net cash used in investing activities . . . . . . $ (14,364)    $ (43,496)      $ (24,641)
                                                               ---------      -----------   ----------


                                      W-5

                  TPI RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued)

                                                                         Fiscal Year Ended
                                                               -------------------------------------
                                                               December 25   December 26    December 26
                                                                  1994           1994           1994
                                                               -----------   -----------    -----------
                                                                         (Dollars in thousands)
Cash flows from financing activities::
  Net proceeds from (payments on) Credit Facilities. . . .     $  3,400       $  (18,550)   $  35,545
  Contribution from parent . . . . . . . . . . . . . . . .          ---           17,065       47,079
  Borrowings from (payments to) parent . . . . . . . . . .         (305)          15,177          ---
  Net payments on lines of credit . . . . . . . . . . . ..          ---              ---       (4,250)
  Net proceeds of 8 1/4% Debentures . . . . . . . . . . ..          ---              ---       47,948
  Repurchase of 14 1/4% Subordinated Notes. . . . . . . ..          ---              ---      (98,526)
  Proceeds from 5% Senior Debentures . . . . . . . . . . .          ---           15,000         ---
  Other long term debt payments . . . . . . . . . . . . ..       (1,722)          (7,209)      (1,789)
                                                               ---------      -----------   ----------

  Net cash provided by financing activities. . . . . . . .        1,373           21,483       26,007
                                                               ---------      -----------   ----------

Net cash provided by (used in) operations before
   extraordinary item . . . . . . . . . . . . . . . . . ..         (843)           1,951       15,155
                                                               ---------      -----------   ----------
Cash used by extraordinary item. . . . . . . . . . . . . .          ---              ---      (15,596)
Net increase (decrease) in cash and cash equivalents . . .         (843)           1,951         (441)
Cash and cash equivalents, beginning of year . . . . . . .        5,675            3,724        4,165
                                                               ---------      -----------   ----------
Cash and cash equivalents, end of year . . . . . . . . . .     $  4,832         $  5,675     $  3,724
                                                               =========      ===========   ==========


Supplemental Disclosure of Cash Flow Information:

 Non-cash transactions:
  Capitalized lease obligations entered into . . . . . . .     $  1,430         $  3,241     $  2,331

 Conversion of 8 1/4% Subordinated Debentures . . . . . . .         162              ---          ---

 Liabilities assumed in acquisitions of properties  . . . .         ---            1,819        4,975

 Common stock issued in acquisitions of
   properties . . . . . . . . . . . . . . . . . . . . . . .         ---              895          ---
 Cash payments during the year for:
 Interest . . . . . . . . . . . . . . . . . . . . . . . . .    $  9,301         $  9,764     $ 13,513
 Interest capitalized . . . . . . . . . . . . . . . . . . .          77              202          172

               See notes to consolidated financial statements.

                  TPI RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                               (Dollars in thousands)


                                                                  Additional
                                     Preferred       Common        Pain-in
                                       Stock         Stock         Stock          Deficit        Total
                                     ---------     ---------     -----------     ---------     ---------

Balance, December 29, 1991 . . .     $    ---      $     ---     $ 50,000        $(12,321)     $37,679

Stockholder contribution . . . .          ---            ---       47,009             ---       47,079

Net loss . . . . . . . . . . . .          ---            ---          ---         (17,726)     (17,726)

Balance, December 27, 1992 . . .          ---            ---       97,079         (30,047)      67,032

Stockholder contribution . . . .          ---            ---       17,985             ---       17,985

Net loss . . . . . . . . . . . .          ---            ---          ---         (37,782)     (37,782)

Balance, December 26, 1993 . . .          ---            ---      115,064         (67,829)      47,235

Stockholder contribution . . . .          ---            ---          152             ---          152

Net loss . . . . . . . . . . . .          ---            ---          ---         (2,748)       (2,748)

Balance, December 25, 1994 . . .      $   ---        $   ---    $ 115,216        $(70,577)     $44,639

               See notes to consolidated financial statements.

                  TPI RESTAURANTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 - SIGNIFICANT  ACCOUNTING  POLICIES

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

     The Company utilizes a cash management system under which cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represent balances on deposit at other locations prior to their transfer to the primary disbursing accounts. Uncleared checks of $7,229,000 and $7,393,000 are included in accounts payable at December 25, 1994 and December 26, 1993, respectively.

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

Working Capital Deficiency
     The Company had a working capital deficiency of $28,086,000 and $24,753,000 at December 25, 1994 and December 26, 1993, respectively.
The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies or to finance receivables or inventory, they may be used for non-current capital expenditures.

Reclassification
     Certain amounts in prior years have been reclassified to conform to the 1994 presentation.

NOTE 2 - RESTRUCTURING  CHARGES

     The Company approved a restructuring plan as of the end of the fourth quarter of 1993 which includes closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms and the restructuring of divisional management as well as consolidating the Company's corporate office with its parent company's office. With respect to the restaurants to be closed or relocated, the Company recorded $19,800,000 of restructuring charges in 1993 consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. As of December, 1994, the Company has closed 22 restaurants with plans to close an additional 4 restaurants during the first half of 1995. During the fourth quarter of 1994, management determined that improved operations at 5 of the restaurants, previously included in the restructure plan, indicated the locations should not be closed. Accordingly, the Company reduced its reserve by approximately $2,500,000 related to these 5 locations. During 1994, the reserve was also charged $3,500,000 for expenditures and asset write-offs related to the other 26 units.

     With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets had been permanently impaired, and accordingly, recorded a charge of $4,500,000 primarily for the write-down of assets at the end of 1993. During 1994, three of these units were closed prior to or upon the expiration of their current lease terms. The reserve was charged approximately $700,000 for the write-down of assets.

     With respect to the Company's restructuring of its divisional management and consolidation of its corporate offices, the Company recorded approximately $1,800,000 for the cost of moving the Memphis office, $800,000 for the write-off of assets and accrual of remaining lease obligations at the Company's present facilities and $1,200,000 for severance costs and other costs relating to the restructuring of divisional and corporate overhead. Severance costs included amounts to be paid to approximately 80 employees at the divisional level and at the Memphis corporate office who would be terminated as a result of the restructuring of its divisional management and consolidation of its corporate offices. During 1994, the Company paid out approximately $1,100,000 related to the restructure of which $300,000 was for severance.

     In addition to the amounts paid, management determined that an additional $1,200,000 should be provided for the write-off of assets at its Memphis location. The Company expects to pay the majority of the remaining relocation obligations during 1995 as the consolidation of the corporate offices is completed. In addition to these reserves, the Company also recorded approximately $6,500,000 in the prior year related to units that were closed prior to 1993 and for the sale of vacant properties. During 1994, the reserve had charges of approximately $1,700,000 resulting from expenditures and asset write-offs and an increase of $300,000 related to changes in original estimates for the costs of disposal.

NOTE 3 - PROPERTY  AND  EQUIPMENT

     Property and equipment consists of the following:

                                                                   1994            1993
                                                               -------------   -----------
                                                                 (Dollars in thousands)
Owned:
     Land. . . . . . . . . . . . . . . . . . . . . . . . . .   $  35,602       $  37,434

     Buildings . . . . . . . . . . . . . . . . . . . . . . .      52,616          47,553

     Leasehold improvements and buildings on leased land . .      51,259          51,981

     Equipment and furnishings . . . . . . . . . . . . . . .      74,685          68,823
                                                               ---------       ---------
                                                                 214,162         205,791
                                                               ---------       ---------
Leased:

     Buildings . . . . . . . . . . . . . . . . . . . . . . .      23,905          24,116
     Equipment . . . . . . . . . . . . . . . . . . . . . . .       1,924           1,941
                                                               ---------       ---------
                                                                  25,829          26,057
                                                               ---------       ---------

Property and equipment, at cost. . . . . . . . . . . . . . .     239,991         231,848
                                                               ---------       ---------

Less accumulated depreciation and amortization . . . . . . .      70,243          57,701
                                                               ---------       ---------
Less allowance for unit closings . . . . . . . . . . . . . .      12,430          18,695
                                                               ---------       ---------

     Total property and equipment. . . . . . . . . . . . . .    $157,318        $155,452
                                                               =========       ==========

     Property and equipment with a net book value of approximately $22,233,000 and $22,681,000 were pledged as collateral for the Company's debt facilities as of December 25, 1994 and December 26, 1993, respectively.

     Depreciation and amortization are calculated using the straight-line method and are based on the estimated useful lives of the assets as follows: buildings, 30 years; equipment and furnishings, 3-15 years; and leasehold improvements, primarily representing buildings constructed on leased property, the lesser of the term of the lease or 30 years. Depreciation and amortization of property and equipment totalled approximately $14,928,000, $14,048,000 and $12,833,000 during 1994, 1993 and 1992 respectively. In 1994, 1993 and 1992, approximately $1,643,000, $1,649,000 and $1,844,000, respectively, related to capitalized leases. Property and equipment includes capitalized interest on construction of $425,000, $374,000 and $172,000 at December 25, 1994, December 26, 1993 and
December 27, 1992, respectively.

NOTE 4 - OTHER  INTANGIBLE  ASSETS

Other intangible assets consists of the following:

                                                                   1994            1993
                                                               -------------   -----------
                                                                 (Dollars in thousands)

     Franchise and reserved area rights. . . . . . . . . .     $  17,704       $  17,729

     Deferred debt costs . . . . . . . . . . . . . . . . .         6,175           6,085

     Other deferred charges. . . . . . . . . . . . . . . .           946           1,473
                                                               ---------       ---------
                                                                  24,825          25,287
                                                               =========      ===========


     Less accumulated amortization . . . . . . . . . . . .         5,144           3,420
                                                               ---------       ---------
                                                               $  19,681       $  21,867

NOTE 5 - LONG-TERM  DEBT

Long-term debt consists of the following:

                                                                   1994            1993
                                                               -------------   -----------
                                                                 (Dollars in thousands)

     8 1/4% Convertible Subordinated Debentures,
        due 2002. . . . . . . . . . . . . . . . . . . . . .    $   51,563      $   51,725

     5% Senior Convertible Subordinated Debentures,
        due 2003 . . . . . . . . . . . . . . . . . . . . . .       15,000          15,000

     Credit Facilities . . . . . . . . . . . . . . . . . . .       22,400          19,000

     Notes  payable, interest rates of 7.75% to 10%, due
       through 2007. . . . . . . . . . . . . . . . . . . . .        4,863           4,209

     Obligations under capital leases. . . . . . . . . . . .       17,620          18,567
                                                                ---------       ---------
                                                                  111,446         108,501

     Less: amounts due within one year . . . . . . . . . . .        3,725           1,728
                                                                ---------       ---------
                                                                $ 107,721       $ 106,773
                                                                =========       =========

     Scheduled annual principal maturities of long-term debt, excluding capital leases, for the five years subsequent to December 25, 1994, are as follows: $2,224,000 in 1995; $24,010,000 in 1996; $41,000 in 1997; $46,000
in 1998 and $51,000 in 1999.

     Interest expense for 1994, 1993, and 1992 includes interest on obligations under capital leases of $1,952,000, $2,334,000 and $2,610,000 respectively.

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

     During 1992, the Company recorded a charge of $16,069,000 following the repurchase of $82,676,000 principal amount of it's 14 1/4% Senior Subordinated Notes (the "Notes"). The Company had previously purchased $15,850,000 aggregate principal amount of the Notes in the open market. The costs of all repurchased Notes in excess of their principal amounts, together with the related deferred finance costs and expenses related to the repurchase, were charged to income as extraordinary items, net of income tax of $2,050,000. The remaining $1,474,000 principal amount was repurchased on November 15, 1993. Premiums on the purchases and the write-off of deferred debt costs resulted in a charge of $109,000 to other income and expense during 1993.

Credit Facility

     The Credit Facility which previously consisted of a $50,000,000 Revolving Credit Facility was amended as of December 23, 1994. This amendment and waiver restricted total borrowings available under the facility to $40,000,000 and waived compliance with certain financial ratios through January 31, 1995. The Credit Facility was amended and restated as of January 31, 1995. The amendment to the facility limits borrowings to $40,000,000, revises certain financial covenant ratios and requires the collateralization of additional properties. The Credit Facility matures on June 3, 1996, unless extended by the Banks.

     Borrowings under the Credit Facility, at the Company's option, bear interest at either a defined base rate or a rate based on the London Interbank Offered Rate. The weighted average interest rate on the amount outstanding was 8.2% and 5.2% for 1994 and 1993, respectively. The Company paid certain fees and expenses to the Banks in connection with the original commitment letter, which along with other costs associated with the Original Credit Facilities, totalled approximately $2,000,000 and also agreed to indemnify the Banks against certain liabilities. The Company also pays a fee based on the Eurodollar rate, 2.00% at December 25, 1994, in connection with letters of credit issued and a commitment fee equal to 0.50% per annum on the average daily unused amount of the Credit Facility. The terms of the Second Amended and Restated Credit Agreement requires that the fee paid on borrowings and letters of credit be increased by .50% effective January 31, 1995.

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

     At December 25, 1994, $22,400,000 was drawn on the facility and letters of credit in the amount of $10,951,000 were outstanding, resulting in a remaining available balance of $6,649,000.

Notes Payable

     Notes payable as of December 25, 1994 consists of obligations secured by buildings, land, equipment, and cash value life insurance policies with a net book value of $8,381,000.

Fair Value of Financial Instruments

     The estimated fair value of the Company's Debentures, based on the quoted market price, is $39,200,000 and $86,900,000 at December 25, 1994 and December 26, 1993, respectively. The estimated fair value of the Company's Senior Debentures at December 25, 1994 is $11,600,000, based on the estimated borrowing rates available to the Company. The Credit Facility reprices frequently at market rates; therefore, the carrying amount of the Credit Facility is a reasonable estimate of its fair value at December 25, 1994 and December 26, 1993. The estimated fair value of the Company's notes payable approximates the principal amount of such notes outstanding at December 25, 1994 and December 26, 1993, which is based upon the estimated borrowing rates available to the Company.

     The fair value estimates presented herein are based on pertinent information available to management as of December 25, 1994 and December 26, 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

 NOTE 6 - ACCRUED  EXPENSES  AND  OTHER  CURRENT  LIABILITIES

                                                        1994            1993
                                                 --------------    -------------
                                                      (Dollars in thousands)

Reserve for restructuring. . . . . . . . . .       $   5,177         $   2,005

Insurance. . . . . . . . . . . . . . . . . .          14,578            10,520

Taxes other than income taxes. . . . . . . .           4,463             3,790

Interest . . . . . . . . . . . . . . . . . .           2,407             2,401

Payroll. . . . . . . . . . . . . . . . . . .           1,524             1,987

Other. . . . . . . . . . . . . . . . . . . .           3,507             4,056
                                                   ---------         ---------
                                                    $ 31,656          $ 24,759
                                                   =========         =========


     The Company is primarily self insured for general liability and workers' compensation risks supplemented by stop loss type insurance
policies.   The self-insurance liabilities included in accrued insurance at
December 25, 1994 and December 26, 1993 were approximately $14,232,000 and $9,451,000, respectively.

     During 1993, management completed an extensive review of the Company's exposure resulting from its self insurance program for workers' compensation and general liability. The review, which was based on improved data available to the Company relating to the trend in claims development, indicated that the Company's reserves for retained losses were near the lower end of the expected range of possible losses. Management determined it would be appropriate to increase the Company's reserves to better reflect the likely outcome of its liability within the possible range of losses. Accordingly, as of the end of the fourth quarter of 1993, workers' compensation insurance reserves were increased by charging $2,900,000 to restaurant labor and benefits and $1,800,000 to other operating expenses, respectively.

 NOTE 7 - INCOME  TAXES

     The provision (benefit) for income taxes on income before extraordinary item and cumulative effect of accounting changes is as follows:

                                                    1994       1993        1992
                                                  ---------  --------    -------
                                                       (Dollars in thousands)

Current:

      Federal . . . . . . . . . . . . . . . .      $   ---      $   ---  $1,803

     State and local . . . . . . . . . . . . .         ---          ---     ---
                                                   -------      -------   -----
                                                       ---          ---   1,803
                                                   -------      -------   -----
Deferred:

      Federal . . . . . . . . . . . . . . . .          ---          ---  (1,349)

     State and local . . . . . . . . . . . . .         ---           85     215
                                                   -------      -------   -----

                                                       ---           85  (1,134)
                                                   -------      -------   -----

                                                   $   ---      $    85  $  669
                                                   =======      =======   =====


     The provision (benefit) for income taxes is different from the amount that would be computed by multiplying the income (loss) before provision (benefit) for income taxes by the statutory U.S. federal income tax rates for the following reasons:


                                                    1994       1993        1992
                                                  ---------  --------    ------
                                                       (Dollars in thousands)
Income (loss) before provision (benefit)
   for income taxes. . . . . . . . . . . . . .    $ (2,748)  $(37,782)  $ 1,474

Provision (benefit) at statutory rate
  of 34%. . . . . . . . . . . . . . . . . . ..        (935)   (12,845)      501

State and local income taxes, net of
  federal income tax benefit . . . . . . . . .         ---         ---      142

Goodwill and other nondeductible items . . . .         475        476       449

Targeted jobs tax credit . . . . . . . . . . .        (318)      (105)     (446)

Tip credits. . . . . . . . . . . . . . . . . .        (388)       ---       ---

Valuation allowance. . . . . . . . . . . . . .       1,284     12,474       ---

Other. . . . . . . . . . . . . . . . . . . . .        (118)        85        23
                                                    -------    ------     ------
Total provision (benefit) for income
   taxes on continuing operations. . . . . . .      $  ---     $   85     $  669
                                                    =======    ======     ======

The tax effects of principal temporary differences in 1994 are shown in the following table:

                                                         Assets    Liabilities   Total
                                                        ---------  -----------  -------
                                                             (Dollars in thousands)
Additional inventory costs for tax purposes. . . . .   $    162    $    ---     $    162

Net operating loss and contributions carryforward           870         ---          870

Reserves and accrued expenses. . . . . . . . . . . .      6,610         ---        6,610

Other. . . . . . . . . . . . . . . . . . . . . . . .        ---         (37)         (37)

Valuation allowance. . . . . . . . . . . . . . . . .     (3,994)        ---       (3,994)
                                                       ---------   ---------    ---------
  Current. . . . . . . . . . . . . . . . . . . . . .      3,648         (37)       3,611
                                                       ---------   ---------    ---------

Unamortized intangible assets. . . . . . . . . . . .        ---      (1,204)      (1,204)

Excess tax over book depreciation and
   sale-leasebacks. . . . . . . . . . . . . . . . ..        ---     (11,738)     (11,738)

Deferred compensation. . . . . . . . . . . . . . . .        559         ---          559

Reserves and accrued expenses. . . . . . . . . . . .      6,104         ---        6,104

Other. . . . . . . . . . . . . . . . . . . . . . . .        ---      (1,690)      (1,690)

AMT, net operating loss and targeted jobs
  tax  credit carryforward . . . . . . . . . . . . .     19,174         ---       19,174

Valuation allowance. . . . . . . . . . . . . . . . .    (14,816)        ---      (14,816)
                                                       ---------   ---------    ---------

 Noncurrent. . . . . . . . . . . . . . . . . . . . .     11,021     (14,632)      (3,611)
                                                       ---------   ---------    ---------

  Total. . . . . . . . . . . . . . . . . . . . . . .    $14,669    $(14,669)    $    ---
                                                       =========   =========    =========



     The tax effects of principal temporary differences in 1993 are shown in the following table:

                                                         Assets    Liabilities   Total
                                                        ---------  -----------  -------
                                                             (Dollars in thousands)
Additional inventory costs for tax purposes. . . .     $     209   $     ---    $    209

Net operating loss and contributions carryforward.         4,237         ---      4,237

Reserves and accrued expenses. . . . . . . . . . .         5,792         ---      5,792

Other. . . . . . . . . . . . . . . . . . . . . . .           ---         (20)       (20)

Valuation allowance. . . . . . . . . . . . . . . .        (8,872)         ---    (8,872)
                                                       ---------   ---------    ---------

     Current . . . . . . . . . . . . . . . . . . .         1,366         (20)       1,346
                                                       ---------   ---------    ---------

Unamortized intangible assets. . . . . . . . . . .           ---      (1,319)    (1,319)

Excess tax over book depreciation and
sale-leasebacks . . . . . . . . . . . . . . . . ..           ---     (12,061)    (12,061)

Deferred compensation. . . . . . . . . . . . . . .           833         ---         833

Reserves and accrued expenses. . . . . . . . . . .         7,322         ---       7,322

Other. . . . . . . . . . . . . . . . . . . . . . .           ---        (272)       (272)

AMT, net operating loss and targeted jobs
  tax credit carryforward . . . . . . . . . . . ..        12,202         ---      12,202

Valuation allowance. . . . . . . . . . . . . . . .        (8,051)        ---      (8,051)
                                                       ---------   ---------    ---------

   Noncurrent . . . . . . . . . . . . . . . . . ..        12,306     (13,652)     (1,346)
                                                       ---------   ---------    ---------

     Total . . . . . . . . . . . . . . . . . . . .     $  13,672   $ (13,672)    $   ---
                                                       =========   ==========    ========

                                        W-18

     The tax effects of principal temporary differences in 1992 are shown in the following table:

                                                         Assets    Liabilities   Total
                                                        ---------  -----------  -------
                                                             (Dollars in thousands)
Additional inventory costs for tax purposes. . . .     $    235    $    ---     $   235

Reserves and accrued expenses. . . . . . . . . . .        3,946         ---       3,946

Unamortized preopening expenses  . . . . . . . . .          ---        (188)       (188)

     Current . . . . . . . . . . . . . . . . . . .        4,181        (188)      3,993

Unamortized intangible assets. . . . . . . . . . .          328      (1,146)       (818)

Excess tax over book depreciation and
     sale-leasebacks . . . . . . . . . . . . . . .        3,203     (13,295)     (10,092)

Deferred compensation. . . . . . . . . . . . . . .          586         ---          586

Reserves and accrued expenses. . . . . . . . . . .          346         ---          346

Contribution carryforwards . . . . . . . . . . . .          488         ---          488

AMT, net operating loss and targeted jobs tax
      credit carryforward . . . . . . . . . . . ..       10,063         ---       10,063

Valuation allowance. . . . . . . . . . . . . . . .      (4,566)         ---       (4,566)

     Noncurrent. . . . . . . . . . . . . . . . . .      10,448      (14,441)      (3,993)

          Total. . . . . . . . . . . . . . . . . .    $ 14,629     $(14,629)    $    ---

     The Company increased its deferred tax asset and liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% commencing in 1993. The net change in the valuation for deferred tax assets was an increase of $12,357,000.

The Company's share of Enterprises' consolidated tax carryforwards at December 25, 1994 expire as follows:



                                                              Net           Targeted
                                                            Operating       Jobs Tax       Tip
Expiration                            Contributions           Loss           Credit      Credit
- -----------                         ------------------    -------------    -----------   -------
                                                         (Dollars in thousands)

1995 . . . . . . . . . . . . .      $      215             $      ---      $      ---    $  ---

1996 . . . . . . . . . . . . .             400                    ---             ---       ---

1997 . . . . . . . . . . . . .             259                    ---             ---       ---

1998 . . . . . . . . . . . . .             601                    ---             ---       ---

2003 . . . . . . . . . . . . .             681                    ---             330       ---

2004 . . . . . . . . . . . . .             ---                    ---             403       ---

2005 . . . . . . . . . . . . .             ---                    677             304       ---

2006 . . . . . . . . . . . . .             ---                    359             500       ---

2007 . . . . . . . . . . . . .             ---                  7,573             706       ---

2008 . . . . . . . . . . . . .             ---                 11,970             160       ---

2009 . . . . . . . . . . . . .             ---                  1,392             489       589
                                    ----------               --------        --------     -----

                                    $    2,156               $ 21,971        $  2,892     $ 589
                                    ==========               ========        ========     =====

     The use of these carryforwards is limited to future taxable income. Alternative minimum tax credits total $873,000 and may be carried forward indefinitely.

     The overall (benefit) provision for income taxes, during 1992 is as follows:






                                                     Federal      State and local     Total
                                                  ------------   -----------------   --------
                                                            (Dollars in thousands)
Income before extraordinary item and
      cumulative effect of accounting change. .   $      454     $     215           $    669

Extraordinary loss . . . . . . . . . . . . . . .      (1,723)         (327)            (2,050)

Cumulative effect of adopting Statement 112. . .         (96)          (18)              (114)
                                                  ------------   ---------

          Net benefit. . . . . . . . . . . . . .  $   (1,365)    $    (130)          $ (1,495)


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

     Through December 25, 1994, deferred income taxes have not been provided with respect to timing differences which gave rise to approximately $1,800,000 of net operating losses, for tax purposes. The losses were utilized by Enterprises in the computation of its consolidated federal income tax liability in accordance with the Agreement. However, Enterprises has agreed to credit the Company with tax benefits related to such net operating losses to offset future federal income taxes otherwise payable by the Company under the Agreement.

 NOTE 8 -  LEASE COMMITMENTS

     The Company leases certain of its restaurant locations under long-term lease arrangements. Lease terms generally range from 10 to 25 years and normally contain renewal options ranging from 5 to 15 years, but do not contain purchase options. The Company is generally obligated for the cost of property taxes and insurance. Some of these leases contain contingent rental clauses based on a percentage of revenue. The building portions of such leases are capitalized and the land portions are accounted for as operating leases. Contingent rentals on capital leases were $389,000, $526,000 and $581,000 during 1994, 1993 and 1992, respectively.

     Rent expense under operating leases included in continuing operations is as follows:

                                       1994            1993             1992
                                   ------------    --------------   ------------
                                               (Dollars in thousands)

Land and buildings:

     Minimum . . . . . .            $ 4,777           $ 5,018           $ 4,825

     Contingent. . . . .                686               714               840
                                    -------           -------           -------

                                      5,463             5,732             5,665

Equipment leases . . . .              2,338             2,060             1,610
                                    -------           -------           -------

                                    $ 7,801           $ 7,792           $ 7,275
                                    =======           =======           =======


     A summary of future minimum lease payments under capital leases, non-cancelable operating leases, and leases reserved for in the provision for closed units recorded in the fourth quarter of 1993 with remaining terms in excess of one year at December 25, 1994 follows:



                                    Capital         Operating       Reserved
                                     Leases           Leases         Leases
                                   ------------    --------------   ------------
                                               (Dollars in thousands)
     1995. . . . . . . .           $   3,268         $  7,092         $ 1,206

     1996. . . . . . . .               3,157            6,717           1,216

     1997. . . . . . . .               3,011            6,429           1,177

     1998. . . . . . . .               2,706            6,021             941

     1999. . . . . . . .               2,279            5,149             931

     Thereafter. . . . .              16,331           24,233           4,948

                                      30,752           55,641          10,419

     Less interest . . .              13,365              ---             ---

                                    $ 17,387         $ 55,641         $10,419

     Future minimum lease payments on operating leases have been reduced for sublease rental income of approximately $158,000 to be received in the future under non-cancelable subleases.

 NOTE 9 - COMMITMENTS  AND  CONTINGENCIES

      Several of the Company's reserved area agreements include expansion schedules requiring the Company to develop a minimum number of Shoney's restaurants in the reserved areas over a defined period of time. Pursuant to these agreements, the Company is required to open a minimum of 36 Shoney's restaurants through October 6, 2004. In 1991, the Company entered into an agreement with Shoney's, Inc. to develop 38 new Captain D's restaurant over 20 years, at the approximate rate of two per year. The Company has constructed eight restaurants with respect to this agreement.

     During 1994, the Company entered into a long-term commitment to purchase 8 million pounds of french fries, annually, over a two year period beginning on December 1, 1994 and continuing through November 30, 1996.
The total estimated cost related to this commitment totals approximately $5,800,000. As of December 25, 1994, approximately 570,000 pounds, or $208,000, was purchased under the current contract.

NOTE 10 - LITIGATION

     The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of the management of the Company that the outcome of such litigation will not have a material adverse effect on the consolidated financial statements.

NOTE 11 - STOCKHOLDER'S  EQUITY

     The authorized capital stock of the Company consists of 10,000 shares of Series A Preferred Stock, par value $.01, which are issued and outstanding and 1,000 shares, par value $.01, of common stock which are issued and outstanding.

     Dividends are payable on the Series A Preferred Stock at the annual rate of $400 per share. The dividends begin to accrue and are cumulative from the date of issue and are payable when and if declared by the Board of Directors. As of December 25, 1994, there had been no dividends declared and the aggregate cumulative dividends were approximately $24,942,000. Cumulative dividends in arrears also have a liquidation preference and must be satisfied upon the redemption of the preferred stock by the Company.

The payment of dividends on the Company's stock is limited as described in
Note 5.

 NOTE 12 - TRANSACTIONS  WITH  RELATED  PARTIES

     On October 5, 1988, the Company and Enterprises entered into a management services agreement, pursuant to which Enterprises agreed to provide certain management services to the Company on an ongoing basis. These services include financial and tax advice and assistance, auditing and accounting advice and services, advice relating to personnel, including benefit plans, and assistance with the administration and operation of the Company in general. The management services agreement originally provided that the Company pay an annual fee of $1,000,000 to Enterprises as compensation for rendering management services. As of August 1, 1992, this
fee was increased to $2,500,000.   Enterprises will also be reimbursed for
its out-of-pocket expenses incurred in connection with rendering the management services. The management services agreement is effective until December 31, 1998, at which time it may be renewed for succeeding one-year terms by mutual agreement of the parties. During the years ended December 25, 1994, December 26, 1993 and December 27, 1992, the Company accrued and expensed $2,500,000, $2,487,000 and $1,693,000, respectively, pursuant to this agreement.

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

     On January 19, 1993, the Company purchased an airplane from a corporation owned by the President and Chief Executive Officer of the Company for $650,000. Prior to this purchase, the Company leased the airplane for approximately $87,000 during 1992. In addition, the Company paid chartering fees and expenses to the corporation of approximately $42,000 during 1992. The cost of the charter arrangements and the lease arrangement were comparable to similar arrangements available from unrelated third parties. A mortgage on the airplane was obtained in 1994.

 NOTE 13 - QUARTERLY  FINANCIAL  INFORMATION (unaudited)

     During the fourth quarter of 1994, the Company recorded $562,000 for adjustments to the Company's deferred compensation obligation (Note 13) and a $1,000,000 reduction to the Company's restructure reserve (Note 2). During the fourth quarter of 1993, the Company recorded restructuring charges of $34,571,000 relating primarily to a provision for closed units (Note 2). The Company's fiscal year is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve, twelve and twelve or thirteen weeks, respectively.

                                     First      Second      Third      Fourth
                                    Quarter     Quarter     Quarter    Quarter
                                   --------    ---------   ---------  --------
                                                   (Dollars in thousands)

Quarter ended - 1994
- --------------------

Net sales, previously reported     $  87,397   $  68,730   $  67,325   $ 63,932

  Effect of change in estimate         1,026         799         761     (2,586)

Net sales, restated                   88,423      69,529      68,086     61,346

Gross profit                          10,729       8,486       6,602      4,404

Net income (loss)                        608         140      (1,416)    (2,080)

Quarter ended - 1993
- --------------------

Net sales                          $  85,133   $  69,850    $ 70,326   $ 64,130

Gross profit                          12,008      10,093       9,355      2,387

Net income (loss)                      1,320       1,414       1,424    (41,940)


     The quarters ended April 17, 1994, July 10, 1994, and October 2, 1994 have been restated as indicated above for a change in an accounting estimate related to the Company's restructuring plan. See Note 2.

  Gross profit equals revenues less food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization and other restaurant operating expense.

                                                                          Schedule II
                             TPI ENTERPRISES, INC. AND SUBSIDIARIES
                                            RESERVES
                                     (Dollars in thousands)

                                                              Additions
                                   Balance at   Additions     charged to   Deductions  Balance
                                   beginning    charged to    other        from        at end of
                                   of period    operations    accounts     reserves    period
                                   -------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year Ended December 25, 1994:    $      ---    $      59      $    ---  $     ---    $     59

Year Ended December 26, 1993:    $      ---    $     ---      $    ---  $     ---    $    ---

Year Ended December 27, 1992:    $       28    $     ---      $    ---  $      28    $    ---


ALLOWANCE FOR UNIT CLOSINGS:


Year Ended December 25, 1994:    $   18,695    $     ---      $    ---  $   6,265(1) $ 12,430

Year Ended December 26, 1993:    $    3,773    $  17,286      $    ---  $   2,364    $ 18,695

Year Ended December 27, 1992:    $      ---    $   3,773      $    ---  $     ---    $  3,773


(1)  Represents deductions for the write-off of assets and changes in assumptions in connection with the
Company's restructure plan.  See Note 2.



       Exhibit
       Number                               Description                                            Page
    ------------   ---------------------------------------------------------------------------    ------
         3.1        Restated Certificate of Incorporation and Certificate of Amendment dated
                    March 25, 1987; Certificate of Amendment dated November 10, 1988

         3.2        By-laws as amended through December 18, 1987 (3), Amendment thereto dated
                    November 9, 1988 (8), Amendment thereto dated May 15, 1989 (9), Amendment thereto dated April 27, 1990 (4), and Amendment thereto dated March 9, 1992
                    (3), and Amendment thereto dated March 19, 1993 (2)

        10.1        Lease between Registrant and 53rd at Third Venture, dated December 6, 1985, as amended, covering premises situated at 885 Third Avenue, New York, New
                    York (3)

        10.2        Sublease dated August 14, 1992 between Registrant and Systemhouse, Inc. for premises at 53rd at 3rd, 885 Third Avenue, New York, New York (2)

        10.3        Lease dated June 26, 1992 between Registrant and Murray H. Goodman, for premises at Phillips Point, West Palm Beach, Florida (2)

        10.4        Medical Expense Reimbursement Plan (13)

        10.5        1982 Stock Option Plan (4), and Amendment thereto dated April 15, 1991(3)

        10.6        1983 Stock Option Plan, Amendment thereto dated August 8, 1990 (4), and
                    Amendment thereto dated March 9, 1992 (3)

        10.7        1984 Stock Option Plan and Amendment thereto dated November 15, 1989 (4)
                    and Amendment thereto dated February 5, 1992 (3)

        10.8        1989 Employee Stock Purchase Plan (10); and Amendment thereto dated
                    December 16, 1994

        10.9        1989 Employee Stock Purchase Plan Trust Agreement (9)

       10.10        1992 Stock Option and Incentive Plan (2)

       10.11        Non-Employee Directors Stock Option Plan (2), Amendment thereto adopted
                    March 19, 1993 (1), and Amendment thereto adopted December 16, 1994 subject to stockholder ratification

       10.12        TPI Enterprises, Inc. 1995 Employee Stock Purchase Plan, subject to stockholder ratification

       10.13        Amended and Restated TPI Enterprises, Inc. Employee Stock Purchase Plan
                    Trust Agreement

       10.14        NationsBank Defined Contribution Master Plan and Trust Agreement

       10.15        Form of letter agreement, dated January, 1984 between Registrant and Robert
                    A. Kennedy setting forth, among other matters, certain rights upon termination of employment (4)

       10.16        Termination Agreement, Receipt and Release dated as of January 31, 1995 between Registrant, Maxcell Telecom Plus, Inc., and Stephen R. Cohen (15)

       10.17        Termination Agreement dated November 19, 1992 between Registrant and Robert
                    A. Kennedy, Amendment to Termination Agreement dated December 31, 1993 between Registrant and Robert A. Kennedy (1); Agreement dated February 20,
                    1995 between Registrant and Robert A. Kennedy

       10.18        Employment Agreement dated as of January 13, 1994, between Registrant and
                    J. Gary Sharp(1)




       Exhibit
       Number                               Description                                            Page
    ------------   ---------------------------------------------------------------------------    ------
       10.19       Employment Agreement dated as of January 1, 1995,  between Registrant,
                   Restaurants and Frederick W. Burford (1)

       10.20       Stipulation and Agreement of Compromise and Settlement, dated January 6,
                   1988, among Robert M. Gintel, Ralph I. Reis, Daniel Schoonover, Stephen R.
                   Cohen, Thomas J. Burger, Joseph P. Gowan, Ira M. Lieberman, Robert A.
                   Kennedy, and Registrant (2)

       10.21       Management Services Agreement, dated as of October 5, 1988, between the
                   Registrant and Restaurants (11)

       10.22       Tax Sharing and paying Agreement effective as of April 22, 1988 between the
                   Registrant and Restaurants (11)

       10.23       Form of Shoney's Franchise Agreement (4)

       10.24       Form of Agreement amending Franchise Agreements with Shoney's, Inc. (12)

       10.25       Form of Captain D's Franchise Agreements (4)

       10.26       Second Amended and Restated Credit Agreement dated January 31, 1995 by and among TPI Restaurants, Inc., the banks party thereto, The Bank of New York as Administrative Agent and NationsBank of North Carolina, N.A., as
                   collateral Agent (the "Collateral Agent") (15)

       10.27       Amended and Restated Enterprises Guaranty, dated as of June 3, 1993 made by
                   Registrant and Restaurants to NationsBank of North Carolina, N.A., as
                   Collateral Agent (1) and Amendment No. 1, dated as of February 18, 1994, and Amendment No. 2 dated as of January 31, 1995 (15)

       10.28       Debenture Purchase Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein, relating to the $15,000,000 5%
                   Convertible Senior Subordinated Debentures, due April 15, 2003 (2)

       10.29       Warrant Purchase Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein, relating to Warrants to Purchase 1,000,000
                   Shares of Common Stock (2)

       10.30       Stock Purchase Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein, relating to the purchase of 1,500,000 Shares of Common Stock (2)

       10.31       Side Agreement, dated as of March 19, 1993 among Registrant and the
                   Purchasers named therein (2)

       10.32       Amended and Restated Registration Rights Agreement dated as of July 21,
                   1993 by and among the Company and the shareholders who are signatories thereto (6)

       10.33       Management Consulting Agreement, dated as of June 30, 1989, between
                   Registrant and FirstMark (5)

       10.34       Reserved Area Agreement dated May 1, 1989 between Shoney's, Inc. and
                   Restaurants; as amended by Addendum to Reserved Area Agreement dated May 8,
                   1989; as amended by Amended and Restated Addendum to Reserved Area Agreement
                   entered into January 1, 1990; as amended by Second Amended and Restated
                   Addendum to Reserved Area Agreement entered into April, 1991

       10.35       Reserved Area Agreement dated August 2, 1988 between Shoney's, Inc.,
                   Registrant and Shoney's South, Inc. (predecessor to Restaurants); as amended by letter agreement dated July 30, 1993




       Exhibit
       Number                               Description                                            Page
    ------------   ---------------------------------------------------------------------------    ------

       10.36       Shoney's Market Development Agreement dated December 1, 1992 between
                   Shoney's, Inc. and Restaurants (regarding area in Michigan); as amended by Addendum to Market Development Agreement entered into January 26, 1995;
                   as amended by Second Addendum to Market Development Agreement entered into
                   February 27, 1995

       10.37       Shoney's Market Development Agreement dated August 17, 1993 between
                   Shoney's, Inc. and Restaurants (regarding area in Arizona); as amended by Addendum to Market Development Agreement entered into January 26, 1993;
                   as amended by Second Addendum to Market Development Agreement dated
                   February 27, 1995

       10.38       Shoney's Market Development Agreement dated July 18, 1993 between
                   Shoney's, Inc. and Restaurants (regarding area in Florida); as amended by Addendum to Market Development Agreement entered into January 26, 1993;
                   as amended by Second Addendum to Market Development Agreement entered into
                   February 27, 1995

       10.39       Shoney's Market Development Agreement dated October 11, 1993 between
                   Shoney's, Inc. and Restaurants (regarding area in Texas); as amended by letter agreement dated July 30, 1993

       10.40       Shoney's Market Development Agreement dated April 1, 1993 between
                   Shoney's, Inc. and Restaurants (regarding area in Texas); as amended by Addendum to Market Development Agreement entered into November 30, 1993;
                   as amended by Second Addendum to Market Development Agreement entered into
                   January 26, 1995; as amended by Third Addendum to Market Development
                   Agreement entered into February 27, 1995

       10.41       Franchisor Estoppel Letter dated January 31, 1995

       10.42       Employment Agreement dated as of January 1, 1993 between Restaurants and
                   Haney A. Long, Jr.

          11       Computation of Earning Per Share

          21       Subsidiaries of the Registrantxxx5

          27       Financial Data Schedule

          31       Consent of Deloitte & Touche LLP

- ----------------------
      (1)         Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 26, 1993, and incorporated herein by reference

      (2)         Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference

      (3)         Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference

      (4)         Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

      (5)         Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

      (6)         Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, dated
                  July 11, 1993.

      (7)         Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May
                  8, 1991, and incorporated herein by reference.

      (8)         Filed as an exhibit to Registrant's Current Report on Form 8-K dated March
                  4, 1991, and incorporated herein by reference.



       Exhibit
       Number                               Description                                           Page
    ------------  ---------------------------------------------------------------------------    ------

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

     (15)         Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
                  February 7, 1995, and incorporated herein by reference.
