Form 10-K/A
period 1994-12-25
TPI ENTERPRISES INC
filed 1995-04-18
CIK 96919

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K/A No. 1
          (Mark One)

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                          OR

          (  ) TRANSITION REPORT  PURSUANT TO  SECTION 13  OR 15(d)  OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 25, 1994                      /
                                  Commission file number 0-7961


                                  TPI ENTERPRISES, INC.
                  (Exact name of registrant as specified in its charter)
                                     Amendment No. 1
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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                      YES   X     NO
                                          -----      -----

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by
          reference in Part III of this Form 10-K/A.   X
                                                     -----

            The aggregate market value of the voting stock held by non-
          affiliates of the Registrant is $87,294,004  (as of       March
          15, 1995).

            The number of shares outstanding of the Registrant's common stock is 20,419,719 (as of March 15, 1995).

                         DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the Company's Proxy Statement filed with the Commission on April 3, 1995 (pursuant to Regulation 14A) concerning the Annual Meeting of Shareholders is incorporated by reference to Part III of this Form 10-K/A.

          The Registrant hereby amends and restates the following items and other portions of its annual report on Form 10-K for the fiscal year ended December 25, 1994 to correct typographical errors and hereby amends Item 14(a)(3) by adding a new Exhibit
          23.1 (Consent of Deloitte & Touche LLP) thereto.

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

            Menu. Shoney's varied menu is designed to appeal to a broad spectrum of customers. Shoney's restaurants offer health-oriented soup and salad bars, which allow customers to prepare fresh salads using over 30 different items, and to choose from home-made soups. Shoney's popular breakfast bars, containing 40 different items, feature a variety of fresh fruits and traditional breakfast selections, including eggs, bacon, sausage, grits, home-fried potatoes, gravy, biscuits, muffins and specially prepared preserves. The breakfast bars have helped secure Shoney's position as a leader in the breakfast segment of the market, enabling Shoney's restaurants to have significant sales during all three daily meal periods. Pie shops are also included in most of the Company's recently constructed Shoney's and are being added to most stores that are remodeled. TPI's Shoney's menu has been enhanced to add customer requested items such as rotisserie chicken, caesar salads and chicken caesar salads.

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

            In addition to its core menu, the Company has implemented a promotional program at its Shoney's restaurants offering a special feature entree at various times throughout the year. Successful promotional items may be later placed on the Shoney's regular daily menu. The Company also offers a senior citizen's discount and a children's menu at its Shoney's restaurants. The Company (in conjunction with its franchiser) continually modifies its Shoney's restaurant concept and menu in order to adapt to new market trends and to maintain its appeal to its traditional broad spectrum of customers. Management believes that, as a result of its diverse menu, its Shoney's restaurants are less dependent on the commercial success of any particular product than certain of its competitors.

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

            The Company currently operates 187 Shoney's which is approximately 34% of all franchised Shoney's restaurants and more than four times as many as the next largest Shoney's, Inc. franchisee. The Company's first Shoney's restaurant was opened in 1963. During 1994, the Company opened five newly constructed Shoney's restaurants. The Company closed fifteen under performing Shoney's and relocated one restaurant in 1994 to a higher traffic location. Since December 25, 1994, no additional restaurants have been constructed as the Company evaluates the results of its test remodel program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our progress on the closure of under performing Shoney's restaurants identified in 1993.

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

            Menu. The Captain D's menu is designed to capitalize on the trend of increased per capita consumption of seafood by serving fried fish fillets, broiled fish, shrimp, clams, stuffed crab in a natural shell and salads. To extend the appeal of its menu to all family members, Captain D's also serves hamburgers, chicken fillets, french fries, hush puppies and country style vegetables. Captain D's also offers broiled entrees to benefit from the increased health consciousness of its customers. The Company, in conjunction with Shoney's, Inc., continually develops and tests new items for the Captain D's menu and seeks to improve existing products. This year, Captain D's has added new menu items including caesar salads, kabobs and sandwich combos. The Company's Captain D's have experienced slightly rising prices on its shrimp supplies.

            History. Captain D's restaurants have been in operation in the southeastern United States since 1969. As of February 19, 1995, there were 640 Captain D's in operation, 308 of which are franchised. TPI Restaurants operates approximately 22% of the franchised Captain D's restaurants. The Company opened its first Captain D's restaurant in 1973 and presently operates 69 Captain D's in Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. During 1994, the Company opened three newly constructed Captain D's restaurants and closed one under performing restaurant.

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

            A new point of sale system was installed in 34 of the 69 Captain D's during 1994. This system enhances management's ability to evaluate sales, costs and menu preferences and to quickly make modifications where warranted. As of March, 1995, an additional 17 units were installed with this system. The Company is in the process of testing the system.

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

            The license agreements impose specifications as to the preparation of the products as well as general procedures, such as advertising, maintenance of records, protection of trademarks and provisions for inspection by the franchiser. The license agreements also require the prior approval of Shoney's, Inc. (not to be unreasonably withheld) in order for the Company to close any of its Shoney's restaurants. Termination of the license agreements may be effected for breach of conditions of the agreements, including sale of adulterated products or failure to meet proper standards of quality and sanitation. The Company has never been subjected to any involuntary termination of its license agreements.


            Several of the Company's reserved area agreements include expansion schedules requiring the Company to develop a minimum number of stores over a defined period of time. The reserved area agreement for 28 counties in Texas, which covers Fort Worth and much of Dallas County, requires the development of 14 Shoney's restaurants over a nine-year period amended during 1995 to end in 1999. To date, the Company has opened four restaurants in the reserved area. The Company's development agreements for expansion of the Shoney's concept in certain parts of Broward and Palm Beach Counties in south Florida, northwest Harris County, Texas, Maricopa County, Arizona, and Michigan were extended during 1995 resulting in new store building requirements to begin in 1996. The current amended agreement requires the development of six restaurants in the Florida area by 2004, six restaurants in the Harris County area by 1999, three stores in the Arizona area by 1999, and eleven stores in the Michigan area by 2001. During 1994, one store was opened in each of the Harris County,
          Texas area, the Florida area, and the Michigan area.   If above
          schedules are not satisfied, Shoney's, Inc. has the right to terminate the Company's exclusive rights in these areas. The reserved area agreements permit the Company to open as many Shoney's restaurants as it deems desirable within such reserved territories in compliance with the terms of the reserved area agreement, in addition to those required to be open in accordance with the development schedule.

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

          Advertising and Promotion

            The license agreements for the Company's Shoney's and Captain D's restaurants require that the Company pay fees equal to 0.35% and 0.65% of sales, respectively, in addition to its franchise fees, which are put into production funds and used by the franchiser to produce radio and television commercials and printed advertising materials. Shoney's, Inc. uses such commercials in its nationwide advertising and marketing programs. The Company is also required to spend for local marketing on its own behalf and through a cooperative in which other franchisees and Shoney's, Inc. participate. The aggregate amount spent by the Company in 1994 for such advertising, inclusive of the fee paid to the franchiser described above to the production funds, was approximately 3.5% of sales. As part of such local marketing, the Company purchases television and radio spots to air commercials produced by the franchiser. Through such advertising, management believes that Shoney's and Captain D's have a high level of name recognition and positive customer perceptions on key attributes of food quality, service and atmosphere. As part of its marketing program, the Company offers several weekly promotions, including free nights for children, a special senior citizens' menu and "all-you-care-to-eat" seafood buffets at Shoney's restaurants. In addition, the Company has increased its reliance on radio and television advertising and reduced its reliance on coupon and billboard advertising.

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

       A majority of the operating restaurant properties used by Restaurants are leased from others under noncancellable agreements. The following table sets forth certain information regarding Restaurants' restaurant properties as of March 15, 1995:

                            Land and     Land Leased    Land and
                            Building      Building      Building
     Type of Restaurant      Owned          Owned        Leased      Total
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


      The Company's experience has been that where leases do not contain renewal options and Restaurants desires to continue operating at the same location, negotiating a new lease at competitive terms has been possible. However, prior to negotiating a new lease (or exercising a renewal option), the Company carefully reviews the site location to determine if it continues to be optimal. The Company has from time to time found alternative locations in the same area to be more desirable. The amount of rent varies considerably from lease to lease. Restaurants' philosophy is to own its restaurant sites in each situation where possible and to utilize lease financing, as necessary, to supplement other financing sources.

          Item 3.   LEGAL  PROCEEDINGS

          Maxcell Telecom Plus, Inc., et al., v. McCaw Cellular
          Communications, Inc., et al.


                    On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc., filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint against McCaw Cellular Communications, Inc. ("McCaw"), Charisma Communications Corp. ("Charisma") and various related parties, relates to McCaw's failure to disclose the existence of a side agreement between McCaw and Charisma to share in the net profits from the resale of certain cellular properties which were sold by the Company to McCaw. The Company seeks recision of the sales contract and damages based upon the defendant's alleged fraudulent misrepresentation, breach of fiduciary duty, conspiracies and tortuous interference with contracts. The Company's attorneys are unable at this time to state the likelihood of a favorable outcome.


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
           Burford . . . .              Financial Officer of TPI
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

            Haney A. Long, Jr., joined TPI Restaurants in November 1989 as Senior Vice President of Procurement and Distribution. Prior to joining the Company, Mr. Long served as Senior Vice President of Procurement at Rich SeaPak Corporation between 1979 and 1989. He also served as Executive Director of Commissary Operations for Shoney's, Inc., between 1975 and 1977. He was elected Director of TPI Restaurants in June 1993.

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





                       1994                  1993                   1992
               --------------------  --------------------  ---------------------
                  High       Low        High        Low        High      Low
               --------------------  --------------------  ---------------------
First Quarter   $10 3/8    $6 7/8     $10 7/8    $ 8 1/8     $7 3/8     $5 3/4

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

 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1994 Compared to 1993

Revenues
  Revenues decreased .7% or $2.0 million to $287.4 million due primarily to softness in same store sales at the Shoney's concept. New restaurants accounted for $7.3 million of 1994 revenues, while comparable store sales declined $9.3 million, or 4.3%, in the Shoney's concept and increased $2.6 million or 6.0% in the Captain D's concept. The first twelve weeks of a new restaurant's operations are excluded from the comparable store sales computation. Revenues for 1993 include $19.9 million relating primarily to 27 under performing units, which were either closed subsequent to the second quarter of 1993 or are scheduled to be closed in accordance with the Company's restructuring plan adopted in 1993. Revenues and expenses related to units provided for in the reserve for restructuring have been excluded from the 1994 statement of operations. In fiscal 1995, the Company's comparable store sales have declined 5.5 % in the Shoney's concept and .9% in the Captain D's concept through March 19, 1995.

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


  The Company's food costs suffered from price increases in several high volume commodities during 1994, including shrimp and cooking oil. These increases, along with relatively fixed costs for supplies and uniforms, resulted in increased food costs as a percentage of revenues. The decrease in labor costs during the current year at the restaurants is due to a decline in workers' compensation. This decline in workers' compensation expense is primarily due to a $4.5 million adjustment to workers' compensation in the fourth quarter of 1993 to increase the Company's reserves to better reflect the likely outcome of its liabilities. Restaurant depreciation and amortization increased in relation to the prior year due to the full year of depreciation expense related to the 18 newly constructed units during 1993. Other restaurant operating expenses increased as a percentage of revenues primarily due to increased repairs and maintenance expenses along with increased advertising costs. The increase in repairs and maintenance expenses in relation to 1993 is primarily due to the increased aging of the buildings, cleaning and repair costs of the carpets installed in various store locations during 1993, and increased restocking of small wares. The increase in advertising is primarily due to promotional outdoor advertising begun during 1994.

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

Restructuring Charges
  The Company adopted a restructuring plan as of the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms and restructuring divisional management and consolidating the Company's two corporate offices. After an in-depth evaluation of the Company's Shoney's and Captain D's restaurants, management identified 31 restaurants, which had not performed well and appeared to have limited potential for improvement in the future, to be closed or relocated. Included in these restaurants were five Shoney's and four Captain D's closed in December 1993. With respect to the restaurants closed or to be closed, the Company recorded $19.8 million of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets has been permanently impaired, and accordingly, recorded a charge of $4.5 million primarily for the write-down of assets. The Company is continuing its efforts to restructure and downside corporate overhead by consolidating its Memphis, Tennessee corporate office with its headquarters office in West Palm Beach, Florida.
The Company recorded approximately $1.8 million for the cost of moving the Memphis office and $1.3 million for the write-off of assets and accrual of remaining lease obligations at the Company's present facilities. In addition, the Company accrued $1.2 million for severance costs and other costs
relating to the restructuring of divisional and corporate overhead.   Further,
the Company wrote down vacant properties to net realizable value and revised its estimated loss with respect to units closed prior to 1993 by increasing its restructuring charge and related reserve by $6.5 million.

  The Company's restructuring charges of $3.6 million in 1992 consisted of a $4.0 million provision foreclosed units relating primarily to the closings of the remaining Hungry Fisherman restaurants, and a $.4 million reduction in previously accrued reserves relating to the 1991 charge of $2.8 million for restructuring the Company's operations and moving its headquarters.

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

LIQUIDITY AND CAPITAL RESOURCES

  Working capital declined from a deficiency of $10.8 million in 1993 to a deficiency of $18.0 million in 1994 due primarily to the utilization of cash on hand for capital expenditures in the Company's restaurant operations and an increase in current liabilities due to an increase in the current portion of long term debt. Approximately 88% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 3 days. Since the Company's payables, including amounts for inventory and other operating expenses, are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit.

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

  Net cash used in investing activities decreased $28.8 million from 1993. The decrease in cash used is primarily the result of the Company building fewer restaurants in 1994 compared to 1993. The Company has invested $19.4 million in capital expenditures in 1994 compared to $48.5 million in 1993. Of the $19.4 million invested in the current year, $8.2 million was for the acquisition of sites and construction of five new Shoney's restaurants and three new Captain D's, $3.3 million for the remodeling of six Shoney's and 22 Captain D's, $3.6 million for maintenance type capital expenditures, $.8 million for sites to be constructed in coming years, and $.8 million relating to the new point of sale system. The remaining $2.7 million relates primarily to the purchase of commissary equipment and to the relocation of the Company's headquarters to Florida. Proceeds in 1994 include $2.7 million from the disposal of restaurants, $1.9 million from the sale of excess property and other property and equipment, and $.5 million from a sale lease back.

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

                TPI  ENTERPRISES,  INC.  AND  SUBSIDIARIES
                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                (Continued)


                                                                                               Fiscal Year Ended
                                                                             ------------------------------------------------
                                                                              December 25,     December 26,      December 31,
                                                                                  1994             1993              1992
                                                                             --------------  ---------------  ---------------
                                                                                            (Dollars in thousands)
Cash flows from financing activities:
  Net borrowings (payments) on Credit Facilities . . . . . . . . . . . . .    $       3,400    $      (18,550)   $ 35,545
  Common shares issued . . . . . . . . . . . . . . . . . . . . . . . . . .              576            17,204         457
  Net payments on lines of credit. . . . . . . . . . . . . . . . . . . . .              ---               ---      (4,250)
  Net proceeds of 8 1/4% Convertible
      Subordinated Debentures. . . . . . . . . . . . . . . . . . . . . . .              ---               ---      47,948
  Repurchase of 14 1/4% Subordinated Notes . . . . . . . . . . . . . . . .              ---               ---     (98,526)
  Restricted cash deposits . . . . . . . . . . . . . . . . . . . . . . . .              ---               ---      11,700
  Proceeds from 5% Convertible Senior
     Subordinated Debentures . . . . . . . . . . . . . . . . . . . . . . .              ---            15,000         ---
  Other long-term debt payments. . . . . . . . . . . . . . . . . . . . . .           (1,722)           (7,186)     (1,789)

          Net cash provided by (used in)  financing
           activities. . . . . . . . . . . . . . . . . . . . . . . . . . .            2,254             6,468      (8,915)
Net cash provided by (used in) continuing
            operations . . . . . . . . . . . . . . . . . . . . . . . . . .              564           (17,122)    (15,937)
Net cash provided by (used in) discontinued
        operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---            12,766      (1,907)
Net cash used by extraordinary item. . . . . . . . . . . . . . . . . . . .              ---               ---     (13,206)
Net  increase (decrease) in cash and cash
     equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              564            (4,356)    (31,050)
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . .           16,664            21,020      52,070
Cash and cash equivalents, end of year . . . . . . . . . . . . . . . . . .         $ 17,228          $ 16,664    $ 21,020
Supplemental Disclosure of Cash Flow
  Information:
  Non-cash transactions:
     Capitalized lease obligations entered into. . . . . . . . . . . . . .         $  1,430          $  3,241    $  2,331
     Conversion of 8 1/4% Subordinated
         Debentures  . . . . . . . . . . . . . . . . . . . . . . . . . . .              162               ---        ---
     Liabilities assumed in acquisitions of
          properties . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---             1,819       4,975
     Common stock issued in acquisitions of
       properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---               895         ---
  Cash payments (refunds) during the year for:
     Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  9,226          $ 10,100    $ 13,263
     Interest capitalized. . . . . . . . . . . . . . . . . . . . . . . . .               77               202         172
     Income taxes, net . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,164)            2,810      (5,046)

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


NOTE 3 - DISCONTINUED OPERATIONS

  TPI Entertainment, Inc.

  During the period from March 1991 through May 1993, TPI Entertainment, Inc. ("Entertainment"), a wholly-owned subsidiary of the Company, owned a 50% interest in a partnership, Exhibition Enterprises Partnership, (the "Partnership"), with Cinema Enterprises, Inc., a wholly-owned subsidiary of American Multi-Cinema, Inc. ("AMC"). At the end of 1991, the Company resolved to offer for sale its 50% interest in the Partnership. Accordingly, all theater operations are classified as discontinued operations in the financial statements. The Company's proportionate share of the Partnership loss was not recorded in 1993 or 1992, as the Company anticipated proceeds from the sale of its interest in the Partnership would exceed its carrying value.

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

     Total Liabilities and Partners' Capital . . . . . . . . . . . . . . . $111,151


Results of theater operations are as follows:


                                                                 21 Weeks Ended May 28, 1993      53 Weeks Ended Dec. 31, 1992
                                                                 (Partnership) (Unaudited)              (Partnership)
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

NOTE 11 - LITIGATION

Maxcell Telecom Plus, Inc., et al., v. McCaw Cellular Communications, Inc., et al.

     On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc., filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint against McCaw Cellular Communications, Inc. ("McCaw"), Charisma Communications Corp. ("Charisma") and various related parties, relates to McCaw's failure to disclose the existence of a side agreement between McCaw and Charisma to share in the net profits from the resale of certain cellular properties which were sold by the Company to McCaw. The Company seeks recision of the sales contract and damages based upon the defendant's alleged fraudulent misrepresentation, breach of fiduciary duty, conspiracies and tortuous interference with contracts. The Company's attorneys are unable at this time to state the likelihood of a favorable outcome.

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

 NOTE 12 - SHAREHOLDERS'  EQUITY

Stock Option Plans

     Officers and other key employees have been granted options to purchase common shares under non-qualified stock option plans adopted in 1982, 1983, 1984 and 1992. In addition, 165,000 shares of the Company's common stock are reserved under the 1992 stock option plan for non-employee directors. At December 25, 1994, an aggregate of 3,127,360 common shares were reserved under these plans. The number of shares available for future grants was 890,000 at December 25, 1994. Options are generally granted at the market price on the date of grant and generally become exercisable in 20% increments over a five-year period and expire ten years from the date of grant. At December 25, 1994, options were exercisable to purchase 1,386,920 shares at prices ranging from $5.00 to $10.88. The Company's stock option transactions are summarized as follows:



                                                  Number         Exercise Price
                                                of Options         per Option
                                              --------------   -----------------


Outstanding at December 31, 1991 . . . . . . .  1,831,600        $5.00 - $7.00

     Granted . . . . . . . . . . . . . . . . .  1,631,900        $6.63 - $8.38

     Exercised . . . . . . . . . . . . . . . .     (2,000)           $6.25

     Canceled or lapsed . . . . . . . . . .  .   (918,750)       $6.25 - $7.00

Outstanding at December 31, 1992 . . . . . . .  2,542,750        $5.00 - $8.38

     Granted . . . . . . . . . . . . . . . . .     57,500        $9.38 - $10.88

     Exercised . . . . . . . . . . . . . . . .   (426,140)       $5.00 - $8.38

     Canceled or lapsed . . . . . . . . . . .     (29,850)       $6.25 - $8.38

Outstanding at December 26, 1993 . . . . . . .  2,144,260        $5.00 - $10.88

     Granted . . . . . . . . . . . . . . . . .    117,500        $9.18 - $9.75

     Exercised . . . . . . . . . . . . . . . .     (6,650)       $6.25 - $7.00

     Canceled or lapsed . . . . . . . . . . .     (17,750)       $6.25 - $8.38

Outstanding at December 25, 1994 . . . . . . .  2,237,360        $5.00 - $10.88


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

Deferred Compensation Agreements

     Deferred compensation of $1,619,000 and $2,382,000 included in other liabilities at December 25, 1994 and December 26, 1993, respectively, relates to agreements with two former officers of Restaurants. Due to interest rate fluctuations occurring at the measurement date, the Company recorded a $913,000 charge to operations and a $562,000 increase in operations during the fourth quarter of 1993 and 1994, respectively.

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

     On January 19, 1993, Restaurants purchased an airplane from a corporation owned by the President and Chief Executive Officer of the Company for $650,000. Prior to this purchase, Restaurants leased the airplane for approximately $87,000 during 1992. In addition, Restaurants paid chartering fees and expenses to the corporation of approximately $42,000 during 1992.
The cost of the charter arrangements and the lease arrangement were comparable to similar arrangements available from unrelated third parties.
A mortgage on the airplane was obtained in 1994.

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

 NOTE 15 - QUARTERLY  FINANCIAL  INFORMATION (unaudited)

     Summarized quarterly financial information for 1994 and 1993 reflects the results of operations of Restaurants as continuing operations and the Company's interest in theater operations as discontinued operations (Note
3). Restaurants' fiscal year is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve or thirteen weeks, respectively. Both 1994 and 1993 were fifty-two week years. During the fourth quarter of 1994, the Company recorded $1,600,000 related to the retirement of the Company's Chairman (Note 13), $562,000 for adjustments to the Company's deferred compensation obligation (Note 13), and a $1,000,000 reduction to the Company's restructure reserve (Note
2).During 1993, the Company changed its fiscal year from a calendar year end to Restaurants' fiscal year. During the fourth quarter of 1993, the Company recorded restructuring charges of $35,082,000 (Note 2). Other unusual charges during the fourth quarter of 1993 include $7,000,000 for additions to insurance reserves (Note 7), $1,220,000 for termination of the Company's retirement plan (Note 13), and $913,000 for adjustments to the Company's deferred compensation obligation (Note 13). The second and third quarters of 1993 include gains on the disposal of discontinued operations of $6,115,000, and $85,000, respectively. The fourth quarter of 1993 includes a loss on the disposal of discontinued operations of $927,000.



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

     Gross profit equals revenues less food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization and other restaurant operating expenses. Net income (loss) per share is computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year. The effect of convertible debentures and stock options on the fully-diluted earnings per share computation for all of 1994 and for the first, third and fourth quarters of 1993 were either antidilutive or did not result in a material dilution of earnings per share and, therefore, primary and fully-diluted earnings per share are equivalent.

 Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There have been no changes in, or disagreements with, accountants during 1994.

PART III

 Items 10, 11, 12 and 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


                 3.  Exhibits

                 A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      TPI Enterprises, Inc.
                                                     ------------------------
                                                            (Registrant)


Date:  April 5, 1995                            By:   /s/  Frederick W. Burford
                                                     -------------------------
                                                       Frederick W. Burford
                                                      Executive Vice President &
                                                       Chief Financial Officer

                                                           Schedule I
                          TPI ENTERPRISES, INC.
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED BALANCE SHEET




                                             December 25,        December 26,
                                                 1994                1993
                                           ----------------    ---------------
                                                  (Dollars in thousands)


     ASSETS

Current Assets:

  Cash and cash equivalents. . . . .          $ 11,976            $ 10,637
  Deferred tax benefit . . . . . . .             5,666               6,734
  Income tax refund. . . . . . . . .               779               3,171
  Other current assets . . . . . . .                45                  64
                                              --------            --------
          Total Current Assets . . .            18,466              20,606
                                              --------            --------
Property and Equipment, net. . . . .               245                 291
                                              --------            --------
Other Assets:
 Investments in and advances
 to subsidiaries, net . . . . . . .            139,924             142,834
  Other. . . . . . . . . . . . . .                   3                   8
                                              --------            --------
                                               139,927             142,842
                                              --------            --------
Total Assets . . . . . . . . . . .            $158,638            $163,739
                                              ========            ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable-trade . . . . .            $     77            $     40
  Accrued expenses and other
  current liabilities . . . . . .                2,652               2,311
  Income taxes currently payable .                 718                 649
                                              --------            --------
          Total Current Liabilities.             3,447               3,000
                                              --------            --------
Due to subsidiary. . . . . . . . . .            15,104              15,954
                                              --------            --------
Long-term debt . . . . . . . . . . .            66,563              66,725
                                              --------            --------
Deferred income taxes. . . . . . . .             5,663               6,734
                                              --------            --------
Other liabilities. . . . . . . . . .               291                 767
Shareholders' Equity:                         --------            --------

  Preferred shares, no par value;
   20,000,000 shares authorized;
   none issued and outstanding. . .                ---                 ---

 Common shares, $.01 par value;
  100,000,000 shares authorized;
   33,241,118 and 33,118,614 issued .              332                 331

  Additional paid-in capital . . . .           226,144             225,417
  Deficit. . . . . . . . . . . . . .           (88,961)            (85,244)
                                              --------            --------
                                               137,515             140,504


  Less treasury stock, at cost:
   12,846,094 common shares in 1994 and 1993    69,945              69,945
                                              --------            --------

Total Shareholders' Equity . . . . .            67,570              70,559
                                              --------            --------
Total Liabilities and Shareholders' Equity .  $158,638             $163,739
                                              --------            --------
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

                                                                      Schedule I


                                TPI ENTERPRISES, INC.
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        CONDENSED STATEMENTS OF CASH FLOWS
                                     (Continued)

                                                 Fiscal Year Ended
                                     ------------------------------------------
                                      December 25,   December 26,  December 31,
                                        1994            1993         1992
                                     -------------  -------------  -----------
                                              (Dollars in thousands)

Cash flows from investing
 activities:

 Investment in and advances
  to subsidiaries, net. . . . . .    $      72       $(32,926)      $(102,576)
 Acquisition of property and
 equipment. . . . . . . . . . . .          (11)          ---             (391)

 Dividends received from subsidiary .      ---          5,254           9,000
 Disposition of property and
  equipment. . . . . . . . . . . . .       ---           ---              386
                                        --------     ---------      ---------
   Net cash provided by (used in)
    investing activities. . . . . . .       61        (27,672)        (93,581)
                                        --------     ---------      ---------
Cash flows from financing activities:

 Payment of advances from subsidiaries .  (850)         ---             ---
 Proceeds of 8 1/4% Convertible
  Subordinated Debentures . . . . . . .    ---          ---            51,750
 Restricted cash deposits . . . . . . .    ---          ---            11,700
 Common shares issued . . . . . . . . .    566         17,204             457
 Proceeds from 5% Convertible Senior
  Subordinated Debentures. . . . . . . .    ---         15,000             ---
                                        --------     ---------      ---------
 Net cash provided by (used in)
  financing activities. . . . . . . . .   (284)        32,204          63,907
                                        --------     ---------      ---------
Increase (decrease) in cash and
 cash equivalents . . . . . . . . . . .  1,339         (2,271)        (26,299)
Cash and cash equivalents,
 beginning of period . . . . . . . .    10,637         12,908          39,207
                                        --------     ---------      ---------
Cash and cash equivalents,
 end of period . . . . . . . . . . .  $ 11,976        $10,637         $12,908
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






                                                                       December 25, December 26,
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

                 TPI RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                           (Continued)

                  LIABILITIES AND STOCKHOLDER'S EQUITY



                                                                       December 25,  December 26,
                                                                          1994          1993
                                                                       -----------    ---------
                                                                        (Dollars in thousands)
CURRENT LIABILITIES:

     Current portion of long-term debt . . . . . . . . . . . . . .        $  3,725      $  1,728

     Accounts payable - trade. . . . . . . . . . . . . . . . . . .          15,488        19,870

     Accrued expenses and other current liabilities. . . . . . . .          31,656        24,759
                                                                        ----------   ----------
          TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .          50,869        46,357
                                                                        ----------   ----------
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . . . . . .         107,721       106,773
                                                                        ----------   ----------
RESERVE FOR RESTRUCTURING. . . . . . . . . . . . . . . . . . . . .          14,735        19,508
                                                                        ----------   ----------
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . . . . . .           3,611         1,346
                                                                        ----------   ----------
PAYABLE TO PARENT. . . . . . . . . . . . . . . . . . . . . . . . .          14,872        15,177
                                                                        ----------   ----------
OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . .           1,619         2,382
                                                                        ----------   ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:

     Series A preferred stock ($40,000 aggregate liquidation
        preference). . . . . . . . . . . . . . . . . . . . . . . .             ---           ---

     Common Shares . . . . . . . . . . . . . . . . . . . . . . . .             ---           ---

     Additional paid-in capital. . . . . . . . . . . . . . . . . .         115,216       115,064


     Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .         (70,577)      (67,829)
                                                                        ----------   ----------

          TOTAL STOCKHOLDER'S EQUITY . . . . . . . . . . . . . . .          44,639        47,235
                                                                        ----------   ----------

                                                                        $  238,066    $  238,778
                                                                        ==========   ==========

              See notes to consolidated financial statements.

                   TPI RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Fiscal Year Ended
                                                               -------------------------------------
                                                               December 25,  December 26,   December 27,
                                                                  1994           1993           1992
                                                               -----------   -----------    -----------
                                                                         (Dollars in thousands)
Restaurant revenues. . . . . . . . . . . . . . . . .. .        $ 287,384      $ 289,439     $ 277,390
                                                               ---------      ---------     ---------


Costs and expenses:
      Food, supplies and uniforms . . . . . . . . .  . .         102,831        101,980        95,957

     Restaurant labor and benefits . . . . . . . . .. .           87,467         88,693        80,911

     Restaurant depreciation and amortization. . . . . .          14,138         13,632        11,466

     Other restaurant operating expenses . . . . . .. .           52,727         51,291        44,917

     General and administrative expenses . . . . . .. .           20,256         23,504        21,893

  Restructuring charges . . . . . . . . . . . . . . . .             (986)        34,571         4,051

     Other, net. . . . . . . . . . . . . . . . . . .. .            3,440          3,275         2,753
                                                               ---------      ---------     ---------
                                                                 279,873        316,946       261,948
                                                               ---------      ---------     ---------
Operating income (loss). . . . . . . . . . . . . . .. .            7,511        (27,507)       15,442
                                                               ---------      ---------     ---------
Other income and expenses:

     Interest income . . . . . . . . . . . . . . . . . .              66            112           378

     Interest expense. . . . . . . . . . . . . . . .. . .        (10,325)       (10,203)      (14,667)

     Other . . . . . . . . . . . . . . . . . . . . ..                  -           (109)          321
                                                               ---------      ---------     ---------

                                                                 (10,259)       (10,190)      (13,968)
                                                               ---------      ---------     ---------

Income (loss) before income taxes. . . . . . . . . ..             (2,748)       (37,697)        1,474

Income tax expense . . . . . . . . . . . . . . . . .. .                -             85           669
                                                               ---------      ---------     ---------
Income (loss) before extraordinary item and cumulative
  effect of accounting changes . . . . . . . . . . . .            (2,748)       (37,782)          805
                                                               ---------      ---------     ---------
Extraordinary item - loss on early extinguishment of
  debt, net of income taxes. . . . . . . . . . . . . .                 -              -       (16,069)

Cumulative effect of accounting changes, net of
  income taxes. . . . . . . . . . . . . . . . . . . . .                -              -        (2,462)
                                                               ---------      ---------     ---------

Net loss . . . . . . . . . . . . . . . . . . . . . . .         $  (2,748)     $ (37,782)   $  (17,726)
                                                               =========      =========     =========

                See notes to consolidated financial statements.

                              TPI RESTAURANTS, INC. SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Fiscal Year Ended
                                                               -------------------------------------
                                                               December 25,  December 26,   December 27,
                                                                  1994           1993           1992
                                                               -----------   -----------    -----------
                                                                         (Dollars in thousands)
Cash flows from operating activities:
     Net loss. . . . . . . . . . . . . . . . . . . . . .       $ (2,748)     $ (37,782)     $  (17,726)
          Adjustments to reconcile net loss to net cash
            provided by operating activities::
            Depreciation and amortization . . . . . . . . . .    19,158         17,810          14,775

                 Deferred income taxes . . . . . . . . . . . .      ---            ---          (1,134)

        Reserves for restructuring . . . . . . . . . . . . . .     (667)        34,571             838
        Extraordinary item - loss on early
         extinguishment of  debt . . . . . . . . . . . . . . .      ---            ---          16,069
        Cumulative effect of accounting changes . .  . . . . .      ---            ---           2,462
        Changes in assets and liabilities:
         Accounts receivable trade . . . . . . . . . . . . . .      134            494              28
        Inventories. . . . . . . . . . . . . . . . . . . . . .     (545)         3,488          (2,013)
        Other current assets . . . . . . . . . . . . . . . . .      654            329             960
        Other assets . . . . . . . . . . . . . . . . . . . . .      754         (1,415)           (187)
        Accounts payable trade . . . . . . . . . . . . . . . .   (4,382)         4,854             732
        Accrued expenses and other current liabilities.  . . .    3,725          4,911            (905)
        Reserves for restructuring . . . . . . . . . . . . . .   (3,172)        (4,136)             ---
        Other liabilities . . . . . . . . . . . . . . . . . .      (763)           840            (110)
                                                               ---------      -----------   ----------
          Total adjustments. . . . . . . . . . . . . . . . . .    14,896        61,746          31,515
                                                               ---------      -----------   ----------
        Net cash provided by operating activities. . . . . . .    12,148        23,964          13,789
                                                               ---------      -----------   ----------

Cash flows from investing activities:

        Acquisition of property and equipment. . . . . . . . .   (19,391)      (43,867)        (23,216)
        Acquisition of business, net of cash received. . . . .       ---        (4,660)         (4,525)
        Disposition of property and equipment. . . . . . . . .     5,054         5,230           2,872
        Proceeds from sale-leaseback transactions. . . . . . .       ---           ---           1,254
        Other. . . . . . . . . . . . . . . . . . . . . . . . .       (27)         (199)         (1,026)
                                                               ---------      -----------   ----------

             Net cash used in investing activities . . . . . . $ (14,364)    $ (43,496)      $ (24,641)
                                                               ---------      -----------   ----------


                                      W-5

                  TPI RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued)

                                                                         Fiscal Year Ended
                                                               -------------------------------------
                                                               December 25,  December 26,   December 27,
                                                                  1994           1993           1992
                                                               -----------   -----------    -----------
                                                                         (Dollars in thousands)
Cash flows from financing activities::
  Net proceeds from (payments on) Credit Facilities. . . .     $  3,400       $  (18,550)   $  35,545
  Contribution from parent . . . . . . . . . . . . . . . .          ---           17,065       47,079
  Borrowings from (payments to) parent . . . . . . . . . .         (305)          15,177          ---
  Net payments on lines of credit . . . . . . . . . . . ..          ---              ---       (4,250)
  Net proceeds of 8 1/4% Debentures . . . . . . . . . . ..          ---              ---       47,948
  Repurchase of 14 1/4% Subordinated Notes. . . . . . . ..          ---              ---      (98,526)
  Proceeds from 5% Senior Debentures . . . . . . . . . . .          ---           15,000         ---
  Other long term debt payments . . . . . . . . . . . . ..       (1,722)          (7,209)      (1,789)
                                                               ---------      -----------   ----------

  Net cash provided by financing activities. . . . . . . .        1,373           21,483       26,007
                                                               ---------      -----------   ----------

Net cash provided by (used in) operations before
   extraordinary item . . . . . . . . . . . . . . . . . ..         (843)           1,951       15,155
                                                               ---------      -----------   ----------
Cash used by extraordinary item. . . . . . . . . . . . . .          ---              ---      (15,596)
Net increase (decrease) in cash and cash equivalents . . .         (843)           1,951         (441)
Cash and cash equivalents, beginning of year . . . . . . .        5,675            3,724        4,165
                                                               ---------      -----------   ----------
Cash and cash equivalents, end of year . . . . . . . . . .     $  4,832         $  5,675     $  3,724
                                                               =========      ===========   ==========


Supplemental Disclosure of Cash Flow Information:

 Non-cash transactions:
  Capitalized lease obligations entered into . . . . . . .     $  1,430         $  3,241     $  2,331

 Conversion of 8 1/4% Subordinated Debentures . . . . . . .         162              ---          ---

 Liabilities assumed in acquisitions of properties  . . . .         ---            1,819        4,975

 Common stock issued in acquisitions of
   properties . . . . . . . . . . . . . . . . . . . . . . .         ---              895          ---
 Cash payments during the year for:
 Interest . . . . . . . . . . . . . . . . . . . . . . . . .    $  9,301         $  9,764     $ 13,513
 Interest capitalized . . . . . . . . . . . . . . . . . . .          77              202          172

               See notes to consolidated financial statements.

                  TPI RESTAURANTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                               (Dollars in thousands)


                                                                  Additional
                                     Preferred       Common        Paid-in
                                       Stock         Stock         Stock          Deficit        Total
                                     ---------     ---------     -----------     ---------     ---------

Balance, December 29, 1991 . . .     $    ---      $     ---     $ 50,000        $(12,321)     $37,679

Stockholder contribution . . . .          ---            ---       47,079             ---       47,079

Net loss . . . . . . . . . . . .          ---            ---          ---         (17,726)     (17,726)

Balance, December 27, 1992 . . .          ---            ---       97,079         (30,047)      67,032

Stockholder contribution . . . .          ---            ---       17,985             ---       17,985

Net loss . . . . . . . . . . . .          ---            ---          ---         (37,782)     (37,782)

Balance, December 26, 1993 . . .          ---            ---      115,064         (67,829)      47,235

Stockholder contribution . . . .          ---            ---          152             ---          152

Net loss . . . . . . . . . . . .          ---            ---          ---         (2,748)       (2,748)

Balance, December 25, 1994 . . .      $   ---        $   ---    $ 115,216        $(70,577)     $44,639

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

NOTE 2 - RESTRUCTURING  CHARGES

     The Company approved a restructuring plan as of the end of the fourth quarter of 1993 which includes closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms and the restructuring of divisional management as well as consolidating the Company's corporate office with its parent company's office. With respect to the restaurants to be closed or relocated, the Company recorded $19,800,000 of restructuring charges in 1993 consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. As of December 1994, the Company has closed 22 restaurants with plans to close an additional 4 restaurants during the first half of 1995. During the fourth quarter of 1994, management determined that improved operations at 5 of the restaurants, previously included in the restructure plan, indicated the locations should not be closed. Accordingly, the Company reduced its reserve by approximately $2,500,000 related to these 5 locations. During 1994, the reserve was also charged $3,500,000 for expenditures and asset write-offs related to the other 26 units.

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

     Interest expense for 1994, 1993 and 1992 includes interest on obligations under capital leases of $1,952,000, $2,334,000 and $2,610,000 respectively.

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

     Borrowings under the Credit Facility, at the Company's option, bear interest at either a defined base rate or a rate based on the London Interbank Offered Rate. The weighted average interest rate on the amount outstanding was 8.2% and 5.2% for 1994 and 1993, respectively. The Company paid certain fees and expenses to the Banks in connection with the original commitment letter, which along with other costs associated with the Original Credit Facilities, totaled approximately $2,000,000 and also agreed to indemnify the Banks against certain liabilities. The Company also pays a fee based on the Eurodollar rate, 2.00% at December 25, 1994, in connection with letters of credit issued and a commitment fee equal to 0.50% per annum on the average daily unused amount of the Credit Facility. The terms of the Second Amended and Restated Credit Agreement requires that the fee paid on borrowings and letters of credit be increased by .50% effective January 31, 1995.

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

Notes Payable

     Notes payable as of December 25, 1994 consists of obligations secured by buildings, land, equipment and cash value life insurance policies with a net book value of $8,381,000.

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
                                                   =========         =========


     The Company is primarily self-insured for general liability and workers' compensation risks supplemented by stop loss type insurance
policies.   The self-insurance liabilities included in accrued insurance at
December 25, 1994 and December 26, 1993 were approximately $14,232,000 and $9,451,000, respectively.

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

The Company's share of Enterprises' consolidated tax carry forwards at December 25, 1994 expire as follows:



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
                                    =======           =======           =======


     A summary of future minimum lease payments under capital leases, non-cancelable operating leases, and leases reserved for in the provision for closed units recorded in the fourth quarter of 1993 with remaining terms in excess of one year at December 25, 1994 follows:



                                    Capital         Operating       Reserved
                                     Leases           Leases         Leases
                                   ------------    --------------   ------------
                                               (Dollars in thousands)
     1995. . . . . . . .           $   3,268         $  7,092         $ 1,206

     1996. . . . . . . .               3,157            6,717           1,216

     1997. . . . . . . .               3,011            6,429           1,177

     1998. . . . . . . .               2,706            6,021             941

     1999. . . . . . . .               2,279            5,149             931

     Thereafter. . . . .              16,331           24,233           4,948

                                      30,752           55,641          10,419

     Less interest . . .              13,365              ---             ---

                                    $ 17,387         $ 55,641        $ 10,419

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

 NOTE 13 - QUARTERLY  FINANCIAL  INFORMATION (unaudited)

     During the fourth quarter of 1994, the Company recorded $562,000 for adjustments to the Company's deferred compensation obligation (Note 13) and a $1,000,000 reduction to the Company's restructure reserve (Note 2). During the fourth quarter of 1993, the Company recorded restructuring charges of $34,571,000 relating primarily to a provision for closed units (Note 2). The Company's fiscal year is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve or thirteen weeks, respectively.

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

       10.35       Reserved Area Agreement dated August 2, 1988 between Shoney's, Inc.,
                   Registrant and Shoney's South, Inc. (predecessor to Restaurants);
                   letter dated March 5, 1993 from Shoney's, Inc. to Restaurants;
                   as amended by letter agreement dated July 30, 1993




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

       10.39       Shoney's Market Development Agreement dated October 11, 1993 between
                   Shoney's, Inc. and Restaurants (regarding area in Texas)

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

       10.41       Franchiser Estoppel Letter dated January 31, 1995

       10.42       Employment Agreement dated as of January 1, 1993 between Restaurants and
                   Haney A. Long, Jr.

          11       Computation of Earning Per Share

          21       Subsidiaries of the Registrant

          23       Consent of Deloitte & Touche LLP

          27       Financial Data Schedule

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
