Form 10-Q
period 1995-04-16
TPI ENTERPRISES INC
filed 1995-05-31
CIK 96919

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

   /X/   Quarterly Report pursuant to Section 13 or 15 (d) of the
         Securities Exchange Act of 1934

                                      or
   / / Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


 For the quarterly period ended April 16, 1995 Commission file number 0-7961


                            TPI ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)


                NEW JERSEY                                    22-1899681
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)


            3950 RCA BOULEVARD
                SUITE 5001
       PALM BEACH GARDENS, FLORIDA                              33410
 (Address of principal executive office)                      (Zip Code)


     Registrant's telephone number, including area code:  (407) 691-8800

      Securities registered pursuant to Section 12 (b) of the Act:  None

         Securities registered pursuant to Section 12 (g) of the Act:

                   Common Shares, Par Value $.01 per Share
                   ---------------------------------------
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

    The number of shares outstanding of the registrant's common stock is 20,425,385 (as of April 16, 1995).

PART I - FINANCIAL INFORMATION

  Companies for which information is furnished:

    TPI Enterprises, Inc.
    Telecom Plus Shared Tenants Services, Inc.
    Maxcell Telecom Plus, Inc.
    Maxcell Telecom Plus of Rhode Island, Inc. (2)
    TPI Restaurants, Inc.
    Danver's International, Inc. (1)
    The Insurex Agency, Inc. (1)
    Insurex Benefits Administrators, Inc. (1)
    TPI Entertainment, Inc.
    TPI West Palm, Inc. (1)
    TPI Commissary, Inc. (1)
    TPI Transportation, Inc. (1)
    TPI Insurance Corporation


(1)  Wholly-owned subsidiaries of TPI Restaurants, Inc.
(2)  Wholly-owned subsidiary of Maxcell Telecom Plus, Inc.

ITEM 1.  FINANCIAL STATEMENTS

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                                 April 16,          December 25,
                                                                                                   1995                 1994
                                                                                                -----------          ----------
       ASSETS                                                                                        (Dollars in thousands)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    11,106          $   17,228
  Accounts receivable-trade (net of allowance for doubtful accounts of $59 in 1995)   . .             1,398                 806
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,904              11,969
  Deferred tax benefit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,006               5,666
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,238               3,256
                                                                                                -----------          ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,652              38,925
                                                                                                -----------          ----------
Property and equipment (at cost)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           239,674             240,394
  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . . . . .            73,992              70,401
  Less allowance for unit closings  . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,433              12,430
                                                                                                -----------          ----------
                                                                                                    154,249             157,563
                                                                                                -----------          ----------
Other assets:
  Goodwill (net of accumulated amortization of $8,545 in 1995 and $8,152 in 1994) . . . .            37,281              37,675
  Other intangible assets (net of accumulated amortization of $5,042 in 1995 and $5,157
  in 1994)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19,274              19,726
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               583                 607
                                                                                                -----------          ----------
                                                                                                     57,138              58,008
                                                                                                -----------          ----------
                                                                                                $   245,039          $  254,496
                                                                                                ===========          ==========
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     3,264          $    3,725
  Accounts payable-trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            16,332              15,565
  Accrued expenses and other current liabilities  . . . . . . . . . . . . . . . . . . . .            35,802              36,889
    Income taxes currently payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .               584                 718
                                                                                                -----------          ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            55,982              56,897
                                                                                                -----------          ----------
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           100,756             107,721
                                                                                                -----------          ----------
Restructuring charges, net of current portion . . . . . . . . . . . . . . . . . . . . . .            14,270              14,735
                                                                                                -----------          ----------
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             6,003               5,663
                                                                                                -----------          ----------
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,847               1,910

Commitments and contingencies
Shareholders' equity:
 Preferred shares - no par value - authorized - 20,000,000 shares; none issued and
   outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               ---                 ---
 Common shares - $.01 par value - authorized - 100,000,000 shares; issued - 33,271,479
   shares in 1995 and 33,241,118 shares in 1994 . . . . . . . . . . . . . . . . . . . . .               333                 332
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           226,259             226,144
 Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (90,466)            (88,961)
                                                                                                -----------          ----------
                                                                                                    136,126             137,515
 Less treasury stock, at cost, 12,846,094 common shares in 1995 and 1994  . . . . . . . .            69,945              69,945
    Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            66,181              67,570
                                                                                                -----------          ----------
                                                                                                $   245,039          $  254,496
                                                                                                ===========          ==========

                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            QUARTER ENDED
                                                                                                  ---------------------------------
                                                                                                                          APRIL 17,
                                                                                                  APRIL 16,                 1994
                                                                                                    1995                 (RESTATED)
                                                                                                  --------                ---------
                                                                                                        (Dollars in Thousands)
 Restaurant revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 83,744                $ 88,423
                                                                                                   --------                --------
 Costs and expenses:
   Food, supplies and uniforms . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             30,404                  31,366
   Restaurant labor and benefits . . . . . . . . . . . . . . . . . . . . . . . . . . . .             25,535                  26,333
   Restaurant depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .              4,322                   4,392
   Other restaurant operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .             15,121                  15,618
   General and administrative expenses . . . . . . . . . . . . . . . . . . . . . . . . .              6,450                   6,918
   Restructuring charges   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                ---                      40
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                314                     (74)
                                                                                                   --------                --------
                                                                                                     82,146                  84,593
                                                                                                   --------                --------
 Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,598                   3,830
                                                                                                   --------                --------
 Other income and expenses:
   Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                130                      77
   Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3,233)                 (3,060)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                ---                     ---
                                                                                                   --------                --------
                                                                                                     (3,103)                 (2,983)
                                                                                                   --------                --------
 Income (loss) before provision for income taxes . . . . . . . . . . . . . . . . . . . .             (1,505)                    847
 Provision for income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                ---                     ---
                                                                                                   --------                --------
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ (1,505)               $    847
                                                                                                   ========                ========
 Net income (loss) per common share  . . . . . . . . . . . . . . . . . . . . . . . . . .           $   (.07)               $    .04
                                                                                                   ========                ========
 Weighted average number of common and common
  equivalent shares outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,417                  20,430
                                                                                                   ========                ========


                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                            QUARTER ENDED
                                                                                                    -------------------------------
                                                                                                    APRIL 16,             APRIL 17,
                                                                                                      1995                  1994
                                                                                                    ---------             ---------
                                                                                                        (Dollars in thousands)
 Cash flows from operating activities:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  (1,505)            $     847
                                                                                                    ---------             ---------
   Adjustments to reconcile net income to net cash provided: . . . . . . . . . . . . . . . .
        Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,928                 6,044
        Changes in assets and liabilities:
          Accounts receivable-trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (592)                 (385)
          Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               65                   (74)
          Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               18                 3,018
          Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (127)                 (405)
          Accounts payable-trade . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              767                (3,813)
          Accrued expenses and other current liabilities . . . . . . . . . . . . . . . . . .             (851)                  (27)
          Income taxes currently payable . . . . . . . . . . . . . . . . . . . . . . . . . .             (134)                 (268)
          Reserve for restructuring  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (701)               (1,345)

          Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (63)                  (62)
                                                                                                    ---------             ---------
             Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,310                 2,683
                                                                                                    ---------             ---------
      Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . . .            2,805                 3,530
                                                                                                    ---------             ---------
 Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,172)               (8,040)
   Disposition of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .              398                 1,416
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (35)                  (17)
                                                                                                    ---------             ---------
      Net cash used in investing activities  . . . . . . . . . . . . . . . . . . . . . . . .           (2,809)               (6,641)
                                                                                                    ---------             ---------
 Cash flows from financing activities:
   Net proceeds (payments) on Credit Facility  . . . . . . . . . . . . . . . . . . . . . . .           (5,400)                4,500
   Other long-term debt payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (834)                 (667)
   Common shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              116                   184
                                                                                                    ---------             ---------
      Net cash provided by (used in) financing activities  . . . . . . . . . . . . . . . . .           (6,118)                4,017
                                                                                                    ---------             ---------
 Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . . . .           (6,122)                  906
 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . . . . .           17,228                16,664
                                                                                                    ---------             ---------
 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . . . . .        $  11,106             $  17,570
                                                                                                    =========             =========
 Supplemental Disclosure of Cash Flow Information:
   Cash payments (refunds) during the quarter for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   3,587             $   3,790
      Income taxes refunded  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ---                (2,500)
      Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              134                   268


                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheets as of April 16, 1995 and the consolidated statements of operations and cash flows for the periods ended April 16, 1995 and April 17, 1994, have been prepared by the Company without audit. Certain amounts appearing for the period ended April 17, 1994 have been reclassified to conform to the presentation for the period ended April 16, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at April 16, 1995 and the consolidated results of operations and consolidated cash flows for the periods ended April 16, 1995 and April 17, 1994, have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1994 audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 25, 1994. The results of operations for the sixteen week period ended April 16, 1995 are not necessarily indicative of the operating results for the full year.


NOTE 2 - NET INCOME PER COMMON SHARE

  Primary earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding during the period. Reported primary per share amounts include common equivalents relating to dilutive stock options of 20,417 at April 16, 1995 and 145,000 at April 17, 1994.

  Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures and 5% Convertible Senior Subordinated Debentures, after the elimination of the related interest requirements, net of income taxes. The Company's convertible debentures are excluded from the April 16, 1995 and April 17, 1994 computation due to their antidilutive effect during these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  Continuing operations primarily include the results of TPI Restaurants, Inc. ("Restaurants"), whose revenues are derived from restaurant sales. The first quarterly reporting period consists of 16 weeks, the second and third quarters are 12 weeks each and the fourth quarter consists of 13 weeks in 1995. The restaurant business is seasonal in nature with the second and third fiscal quarters (Spring and Summer) having higher weekly sales volume than the first and fourth quarters.


RESULTS OF OPERATIONS

Revenues

  Revenues for 1995 decreased to $83.7 million, 5.3% from the $88.4 million earned last year. New restaurants accounted for $.7 million of 1995 revenues, while comparable store sales declined $4.1 million, or 4.9%, in the Shoney's concept and increased .04%, in the Captain D's concept. New restaurant operations are included in the comparable store sales computation after they have been operational for sixteen periods. Revenues for 1994 include $1.0 million relating to 4 underperforming units, which are scheduled to be closed in accordance with the Company's restructuring plan adopted in 1993. Revenues and expenses related to units provided for in the restructuring reserve have been excluded from the 1995 statement of operations. The Company's operating results include 187 Shoney's and 68 Captain D's units operating at the end of the first quarter of 1995 compared to 182 Shoney's and 66 Captain D's operating at the end of the same period for the prior year.

Cost and Expenses

  Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for the first quarters of 1995 and 1994 is shown below.


=================================================================================================================================
                                                                                                    1995                     1994
- ---------------------------------------------------------------------------------------------------------------------------------
 Food, supplies and uniforms                                                                       36.3%                    35.5%

 Restaurant labor and benefits                                                                     30.5%                    29.8%

 Restaurant depreciation and amortization                                                           5.2%                     5.0%

 Other restaurant operating expenses                                                               18.1%                    17.7%
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   90.1%                    88.0%
=================================================================================================================================


  The Company's food costs as a percentage of revenues increased .8% due to price increases in several high volume commodities, primarily shrimp and produce. Additionally, our margin has increased due to the fixed nature of distribution costs at the Company's commissaries. Restaurant labor and benefits increased primarily as a result of lower sales volumes pushing up the average labor rate for restaurant staff and the inability to reduce labor hours in direct proportion to declining sales. This was somewhat offset by a reduction in workers' compensation expense. Most restaurant operating expenses, including depreciation and amortization, repairs and maintenance, utilities, franchise fees, and property taxes, are relatively fixed, and accordingly, a decrease in same store sales results in an unfavorable margin impact.

  General and administrative expenses have remained relatively flat due to reductions in field management and corporate staff which commenced in 1994 and which was offset somewhat by increased customer service training at the operations level.


Other Income and Expenses

  Other expenses increased $120,000 due to higher interest rates incurred during the quarter despite lower borrowing levels.


Restructuring Charges

  The Company adopted a restructuring plan at the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms, and the restructuring of divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company has closed 22 restaurants with plans to close an additional four restaurants during the second quarter of 1995. During the fourth quarter of 1994, management determined that improved operations at five of the restaurants previously included in the restructure plan, indicated that the locations should not be closed. During the first quarter of 1995, the restructure was charged $405,000 for expenditures and asset write-offs related to the other 26 units. With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company recorded charges to the reserve of $61,000 for the write-down of assets. With respect to the Company's restructuring of its divisional management and consolidation of its corporate offices, the Company paid out approximately $236,000 related to the restructure of which $141,000 was for severance. The Company expects to pay the majority of the remaining relocation obligations during 1995 as the consolidation of the corporate offices is completed.


Liquidity and Capital Resources

  The Company has a working capital deficit of $22.3 million at April 16, 1995 compared to a working capital deficit at December 25, 1994 of $18.0 million. The $4.4 million, or 24%, increase in the working capital deficit is primarily due to the cash paydown of long-term debt. Approximately 88% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 5 days. Because the Company's payables, including amounts for inventory and other operating expenses, are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit. Furthermore, the Company uses available cash for capital spending or repayment of advances under its revolving credit facility.


Operating Activities

  Net cash provided by operating activities decreased $725,000 to $2,805,000 in 1995 from $3,530,000 in 1994. During the first quarter of 1994, the Company received a federal income tax refund of $2,500,000. Accounts payable, which includes payables relating to operations and construction, increased by $767,000 during the first quarter of 1995 compared to a decline of $3,813,000 in the first quarter of 1994.


Investing Activities

  Net cash used in investing activities decreased $3,832,000. The decrease in cash used is primarily a result of the Company's plan to build only one new restaurant and four remodeled units in 1995 compared to 1994. The Company spent $1,159,000 on remodels and a lease buyout in the first quarter of 1995, or $3,475,000 less than the $4,634,000 spent on new stores in the same period of 1994. Four remodeled Shoney's and one remodeled Captain D's were completed in the first quarter of 1995 compared to four new Shoney's and one new Captain D's in the first quarter of 1994.

Financing Activities

  Net cash provided by financing activities decreased by $10,135,000 due primarily to the Company's net reduction of $5,400,000 on its revolving credit facility and the payment of $834,000 on other long-term obligations.

  As of April 16, 1995, the Company had borrowings of $17,000,000 and standby letters of credit of $10,951,000 outstanding on its $40,000,000 credit facility.


Reserved Area and License Agreements

  The Company has various reserved areas with minimum development requirements with respect to Shoney's restaurants. Aggregate commitments beyond 1994 require 36 restaurants to be constructed in the Company's reserved areas in Phoenix, West Palm Beach, Michigan, Houston, and certain other counties in Texas prior to October 6, 2004. The Company is currently constructing one new Shoney's and has delayed any further building of Shoney's restaurants during 1995 as Shoney's Inc. evaluates the Shoney's concept and how best to update it to meet customer preferences.

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

  Management believes sufficient funds will be available from cash on hand, cash flow from operations and borrowings under the Credit Facility to meet its debt service requirements, as well as its capital expenditure and working capital requirements in the foreseeable future. The Company believes that there are several alternatives available when the current Credit Facility matures, including a new Credit Facility, sale/leaseback financing, and/or securitization. There can be no assurance that any of such alternatives will be available when the current credit facility matures in June, 1996.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


  Maxcell Telecom Plus, Inc., et al., v. McCaw Cellular Communications,
    Inc., et al.

  On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc. ("Maxcell"), filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint against McCaw Cellular Communications, Inc. ("McCaw"), Charisma Communications Corp. ("Charisma") and various related parties relates to McCaw's failure to disclose the existence of a side agreement between McCaw and Charisma to share in the net profits from the resale of certain cellular properties which were sold by the Company to McCaw. The Company seeks recision of the sales contract and damages based upon the defendant's alleged fraudulent misrepresentation, breach of fiduciary duty, conspiracies and tortious interference with contracts. The Company's attorneys are unable at this time to state the likelihood of a favorable outcome. The lawsuit is scheduled for trial some time during the six week period of January 8, 1996 and February 16, 1996.


Reading Company and James J. Cotter v. TPI Enterprises, Inc.

  On March 7, 1995, a civil action captioned Reading Company and James J. Cotter v. TPI Enterprises, Inc. 95 Civ. 1579 was filed in the United States District Court for the Southern District of New York. The plaintiffs allege inter alia breach of contract and seek damages of $1,250,000 plus interest, punitive damages and attorney's fees in connection with the sale to a subsidiary of American Multi-Cinema, Inc. of TPI Entertainment, Inc.'s interest in Exhibition Enterprises Partnership in April 1991. The Company's attorneys are unable at this time to state the likelihood of an unfavorable outcome.


Other Proceedings

  The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of the management of the Company that the outcome of such litigation will not have a significant adverse effect on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  (a)  The Annual Meeting of Shareholders of the Company was held on May 4,
       1995.

  (b) Election of Directors. All nominees for director were elected pursuant to the following vote:


         Name of Nominee                   Votes in favor           Withheld
         ---------------                   --------------           --------
         J. Gary Sharp                     17,048,573               460,025
         Frederick W. Burford              17,048,645               459,953
         Osvaldo Cisneros                  17,048,334               460,264
         Paul James Siu                    17,048,784               459,814
         Edwin B. Spievack                 17,048,884               459,714
         Thomas M. Taylor                  17,048,884               459,714
         Lawrence W. Levy                  17,048,434               460,164
         John L. Marion, Jr.               17,048,734               459,864
         Douglas K. Bratton                17,048,884               459,714


  (c)  1.   Approval of the Company's 1995 Employee Stock Purchase Plan:
            16,192,497 votes in favor; 987,387 votes against; 249,241 broker non-votes, and 79,473 shares abstained from voting.


       2. Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company's fiscal year ending December 31, 1995: 17,374,145 votes in favor; 95,153 votes against; 2,000 broker non-votes, and 37,300 shares abstained from voting.


  (d)  Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits:

        27 - Financial Data Schedule (for SEC use only)

  (b)  Reports on Form 8-K:

    Registrant filed a current report on Form 8-K, dated February 7, 1995, reporting Item 5 - Other Events.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TPI Enterprises, Inc.
                                           (Registrant)

Date:  May 31, 1995                      /s/ J. Gary Sharp
                                      -------------------------
                                           J. Gary Sharp
                                         President & Chief
                                         Executive Officer


Date:  May 31, 1995                   /s/ Frederick W. Burford
                                      -------------------------
                                         Frederick W. Burford
                                      Executive Vice President &
                                       Chief Financial Officer