Form 10-Q
period 1995-07-09
TPI ENTERPRISES INC
filed 1995-08-23
CIK 96919

================================================================================



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



For the quarterly period ended July 9, 1995     Commission file number 0-7961

                             TPI ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


       New Jersey                                               22-1899681
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

    3950 RCA Boulevard
       Suite 5001
Palm Beach Gardens, Florida
(Address of principal executive                                    33410
        office)                                                  (Zip Code)

      Registrant's telephone number, including area code:   (407) 691-8800

       Securities registered pursuant to Section 12(b) of the Act:   None

          Securities registered pursuant to Section 12(g) of the Act:

                   Common Shares, Par Value  $.01  per Share
                   -----------------------------------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               ------       ------
     The number of shares outstanding of the registrant's common stock is 20,463,117 (as of August 6, 1995).
================================================================================

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


(1)  Wholly-owned subsidiaries of TPI Restaurants, Inc.
(2)  Wholly-owned subsidiary of Maxcell Telecom Plus, Inc.

ITEM 1. FINANCIAL STATEMENTS

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          July 9,        December 25,
                                                                            1995             1995
                                                                          -------        ------------
   ASSETS                                                                  (Dollars in thousands)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .                $ 10,674         $  17,228
  Accounts receivable-trade (net of allowance for
  doubtful accounts of $59 in 1995) . . . . . . . . . . .                   1,198               806
  Inventories . . . . . . . . . . . . . . . . . . . . . .                  11,177            11,969
  Deferred tax benefit  . . . . . . . . . . . . . . . . .                   5,566             5,666
  Other current assets  . . . . . . . . . . . . . . . . .                   3,357             3,256
                                                                         --------         ---------
    Total current assets  . . . . . . . . . . . . . . . .                  31,972            38,925
                                                                         --------         ---------

Property and equipment (at cost)  . . . . . . . . . . . .                 240,807           240,394
  Less accumulated depreciation and amortization  . . . .                  76,497            70,401
  Less allowance for unit closings  . . . . . . . . . . .                  11,328            12,430
                                                                         --------         ---------
   Net property and equipment . . . . . . . . . . . . . .                 152,982           157,563
                                                                         --------         ---------

Other assets:
  Goodwill (net of accumulated amortization of $8,840 in
  1995 and $8,152 in 1994)  . . . . . . . . . . . . . . .                  36,986            37,675
  Other intangible assets (net of accumulated
  amortization of $5,472 in 1995 and $5,157 in 1994)  . .                  19,148            19,726
  Other . . . . . . . . . . . . . . . . . . . . . . . . .                     582               607
                                                                         --------         ---------
    Total other assets  . . . . . . . . . . . . . . . . .                  56,716            58,008
                                                                         --------         ---------
                                                                         $241,670         $ 254,496
                                                                         ========         =========


   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . .                $ 17,316          $  3,725
  Accounts payable-trade  . . . . . . . . . . . . . . . .                  15,698            15,565
  Accrued expenses and other current liabilities  . . . .                  37,466            36,889
  Income taxes currently payable  . . . . . . . . . . . .                     584               718
                                                                         --------          --------
    Total current liabilities . . . . . . . . . . . . . .                  71,064            56,897
                                                                         --------          --------

Long-term debt  . . . . . . . . . . . . . . . . . . . . .                  83,675           107,721
                                                                         --------          --------
Reserve for restructuring, net of current portion . . . .                  13,989            14,735
                                                                         --------          --------
Deferred income taxes . . . . . . . . . . . . . . . . . .                   5,563             5,663
                                                                         --------          --------
Other liabilities . . . . . . . . . . . . . . . . . . . .                   1,800             1,910
                                                                         --------          --------

Commitments and contingencies
Shareholders' equity:
  Preferred shares - no par value - authorized -
  20,000,000 shares;
    none issued and outstanding . . . . . . . . . . . . .                     ---               ---
  Common shares - $.01 par value - authorized -
  100,000,000 shares;
    issued - 33,288,719 shares in 1995 and 33,241,118 in
    1994. . . . . . . . . . . . . . . . . . . . . . . . .                     333               332
  Additional paid-in capital  . . . . . . . . . . . . . .                 226,336           226,144
  Deficit . . . . . . . . . . . . . . . . . . . . . . . .                 (91,226)          (88,961)
                                                                         --------          --------
                                                                          135,443           137,515

Less treasury stock, at cost, 12,831,048 common shares
in 1995 and
  12,846,094 common shares in 1994  . . . . . . . . . . .                  69,864            69,945
                                                                         --------          --------
  Total shareholders' equity  . . . . . . . . . . . . . .                  65,579            67,570
                                                                         --------          --------
                                                                         $241,670          $254,496
                                                                         ========          ========

                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Twelve weeks ended                Twenty-eight weeks
                                                       ------------------                ------------------
                                                                                               ended
                                                                                               -----
                                                      July 9,        July 10,         July 9,          July 10,
                                                      -------        --------         -------          --------
                                                       1995           1994             1995              1994
                                                       ----           ----             ----              ----
                                                                   (Dollars in thousands)
Restaurant revenues . . . . . . . . . . . . . . .    $ 67,241       $ 69,529         $150,985          $157,952
                                                     --------       --------         --------          --------

Costs and expenses:
  Food, supplies and uniforms . . . . . . . . . .      24,318         24,165           54,723            55,532

  Restaurant labor and benefits . . . . . . . . .      20,799         20,988           46,333            47,321

  Restaurant depreciation and
  amortization  . . . . . . . . . . . . . . . . .       2,597          3,294            6,919             7,685

  Other restaurant operating
  expenses  . . . . . . . . . . . . . . . . . . .      12,487         12,608           27,608            28,225

  General and administrative
  expenses  . . . . . . . . . . . . . . . . . . .       5,227          5,600           11,677            12,518

  Restructuring . . . . . . . . . . . . . . . . .        ----             32             ----                72

  Other . . . . . . . . . . . . . . . . . . . . .         259            274              573               200
                                                     --------       --------         --------          --------

                                                       65,687         66,961          147,833           151,553
                                                     --------       --------         --------          --------

Operating income  . . . . . . . . . . . . . . . .       1,554          2,568            3,152             6,399
                                                     --------       --------         --------          --------

Other income and expenses:

  Interest income . . . . . . . . . . . . . . . .         (44)           (76)            (174)             (153)

  Interest expense  . . . . . . . . . . . . . . .       2,357          2,308            5,590             5,369
                                                     --------       --------         --------          --------

                                                        2,313          2,232            5,416             5,216
                                                     --------       --------         --------          --------

Income (loss) for continuing
operations before provision for
income taxes  . . . . . . . . . . . . . . . . . .        (759)           336           (2,264)            1,183

Provision for income taxes  . . . . . . . . . . .        ----           ----             ----              ----
                                                     --------       --------         --------          --------

Net income (loss) . . . . . . . . . . . . . . . .    $   (759)      $    336         $ (2,264)         $  1,183
                                                     ========       ========         ========          ========

Net income (loss) per common
share . . . . . . . . . . . . . . . . . . . . . .       ($.04)          $.02            ($.11)             $.06
                                                     ========       ========         =========         ========

Primary and fully diluted:

  Weighted average number of
  common and common equivalent
  shares used in per share
  calculation . . . . . . . . . . . . . . . . . .      20,437         20,465           20,422            20,445
                                                     ========       ========         ========          ========


                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Twenty-eight weeks ended
                                                                                    -------------------------------
                                                                                    July 9, 1995      July 10, 1994
                                                                                    ------------      -------------
                                                                                        (Dollars in thousands)
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       ($2,264)      $ 1,183
                                                                                        -------       -------
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .         9,660        10,495
    Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ---          (100)
    Gain on disposal of assets  . . . . . . . . . . . . . . . . . . . . . . . . .           ---          (433)
    Changes in assets and liabilities:
      Accounts receivable-trade . . . . . . . . . . . . . . . . . . . . . . . . .          (392)           22
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           792        (2,295)
      Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (132)        2,493
      Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (440)         (508)
      Accounts payable-trade  . . . . . . . . . . . . . . . . . . . . . . . . . .           133        (2,502)
      Accrued expenses and other current liabilities  . . . . . . . . . . . . . .         2,224         2,825
      Income taxes currently payable  . . . . . . . . . . . . . . . . . . . . . .          (134)         (168)
      Reserve for restructuring . . . . . . . . . . . . . . . . . . . . . . . . .        (2,431)       (2,343)
      Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (110)         (108)
                                                                                        -------       -------
         Total adjustments  . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,170         7,378
                                                                                        -------       -------
    Net cash provided by operating activities . . . . . . . . . . . . . . . . . .         6,906         8,561
                                                                                        -------       -------

Cash flows from investing activities:
  Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . .        (4,943)      (13,242)
  Disposition of property and equipment . . . . . . . . . . . . . . . . . . . . .           662         4,289
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (30)          210
                                                                                        -------       -------

    Net cash used in investing activities . . . . . . . . . . . . . . . . . . . .        (4,311)       (8,743)
                                                                                        -------       -------
Cash flows from financing activities:
  Net borrowings (payments) on Credit Facilities  . . . . . . . . . . . . . . . .        (8,400)        3,000
  Other long-term debt payments . . . . . . . . . . . . . . . . . . . . . . . . .          (941)         (977)
  Common shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           192           359
                                                                                        -------       -------
    Net cash provided by (used in) financing
    activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,149)        2,382
                                                                                        -------       -------

Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . .        (6,554)        2,200

Cash and cash equivalents, beginning of year  . . . . . . . . . . . . . . . . . .        17,228        16,664
                                                                                        -------       -------

Cash and cash equivalents, end of quarter . . . . . . . . . . . . . . . . . . . .       $10,674       $18,864
                                                                                        =======       =======

Non-cash transactions:
  Capitalized lease obligations
      entered into . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .       $    78            --
Cash payments (refunds) during the year for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 4,818       $ 4,614
  Interest capitalized  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             0           (77)
  Income taxes paid (refunded)  . . . . . . . . . . . . . . . . . . . . . . . . .           134        (2,232)


                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheet as of July 9, 1995 and the consolidated statements of operations and cash flows for the periods ended July 9, 1995 and July 10, 1994 have been prepared by the Company without audit. Certain amounts appearing for the period ended July 10, 1994 have been reclassified to conform to the presentation for the period ended July 9, 1995. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at July 9, 1995 and the consolidated results of operations and consolidated cash flows for the periods ended July 9, 1995 and July 10, 1994 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1994 audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 25, 1994. The results of operations for the twelve and twenty-eight week periods ended July 9, 1995 and July 10, 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

     Primary earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding during the period. Reported primary share amounts include common equivalents relating to dilutive stock options of 152,126 at July 10, 1994. There were no dilutive stock options in the 1995 period.

     Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures and 5% Convertible Senior Subordinated Debentures, after the elimination of the related interest requirements, net of income taxes. The Company's options, warrants and convertible debentures are excluded from the July 9, 1995 and July 10, 1994 computation due to their antidilutive effect during these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Continuing operations primarily include the results of TPI Restaurants, Inc. ("Restaurants"), whose revenues are derived from restaurant sales. The first quarterly reporting period consists of 16 weeks, the second and third quarters are 12 weeks each, and the fourth quarter consists of 13 weeks in 1995. The restaurant business is seasonal in nature with the second and third fiscal quarters (Spring and Summer) having higher weekly sales volumes than the first and fourth quarters.

RESULTS OF OPERATIONS

Revenues

     Restaurant revenues were $67.2 million and $151.0 million for the twelve and twenty-eight week periods ended July 9, 1995, respectively. This represents a 3.3% and 4.4% decrease versus the same periods for 1994. This decrease was driven primarily by the decrease in the Company's Shoney's concept sales which were down 4.2% and 5.5% versus last year, while the Captain D's concept sales showed a modest increase of 1.5% and 1.2% for the quarter and the year-to-date, respectively.

     Comparable store sales also suffered a decline of 3.4% to $66.3 million and 4.2% to $146.3 million for the quarter and the twenty-eight weeks. This decline was led by decreased comparable store sales at the Shoney's concept of 4.3% and 5.2% for the quarter and year-to-date which was somewhat offset by the 1.2% and .7% increases in quarter and year-to-date comparable store sales at Captain D's.

     New restaurant operations are included in the comparable store sales computation after they have been operational for sixteen periods. New restaurant sales were $.6 million and $1.2 million for the quarter and the year-to-date. The Company's operating results include 188 Shoney's and 69 Captain D's units operating at the end of the first twenty-eight weeks of 1995 compared to 182 Shoney's and 66 Captain D's operating at the end of the same period in 1994.

     The Company believes that it will continue to experience softness in its Shoney's concept for the remainder of 1995. However, the Company is currently working with the Franchisor to address the weakness in same store sales.

Costs and Expenses

     Cost of sales include food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expense. A summary of costs and expenses as a percentage of revenues for 1995 and 1994 is shown below:

=================================================================================
                                   Twelve weeks ended    Twenty-eight weeks ended
---------------------------------------------------------------------------------
                                  July 9,     July 10,      July 9,    July 10,
                                   1995         1994          1995     1994
---------------------------------------------------------------------------------
Food, supplies and
uniforms  . . . . . . . . . .      36.2%        34.8%        36.2%        35.2%

Restaurant labor and
benefits  . . . . . . . . . .      30.9         30.2         30.7         30.0

Restaurant depreciation
and amortization  . . . . . .       3.9          4.7          4.6          4.9

Other restaurant operating
expenses  . . . . . . . . . .      18.6         18.1         18.3         17.9

General and administrative  .       7.8          8.1          7.7          7.9
---------------------------------------------------------------------------------
                                   97.4%        95.9%        97.5%        95.9%
---------------------------------------------------------------------------------
=================================================================================

     The Company's food costs as a percentage of revenues increased 1.4% in the quarter and 1.0% in the year-to-date period due to price increases in several high volume commodities (primarily shrimp and produce). Additionally, the margin has been negatively impacted due to the fixed nature of distribution costs at the Company's commissaries in a declining sales environment. Food costs have also been negatively impacted by the restaurants' inability to vary their sales mix to higher margin items when price increases occur.

     Restaurant labor and benefits increased both for the quarter and year-to-date as a result of lower sales volumes pushing up the average labor costs for restaurant staff and the inability to reduce labor hours in direct proportion to declining sales. This was somewhat offset by a reduction in workers' compensation expense. The restaurant depreciation and amortization margin decrease is due to the complete amortization of the Company's asset revaluation incurred in connection with its acquisition of Shoney's South in 1988. Other restaurant operating expenses which includes repairs and maintenance, utilities, franchise fees, and property taxes are relatively fixed, and accordingly, a decrease in same store sales results in an unfavorable margin impact.

     General and administrative expenses improved moderately due to the Company's cost cutting efforts and the physical consolidation of its corporate headquarters. The Company will continue to experience some costs related to the consolidation over the next several quarters.

Other Income and Expense

     Interest income decreased $.03 million in the quarter and increased $.02 million year-to-date primarily due to a greater average balance of cash being available for investment in the year-to-date. For the quarter, excess cash balances were used to pay down revolving credit facility borrowings thereby lowering our available investment balance. Interest expense increased $.05 million as a result of slightly higher interest rates and amortization of deferred debt cost being somewhat offset by lower borrowing levels.

Restructuring Charges

     The Company adopted a restructuring plan at the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms, and the restructuring of divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company has closed 22 restaurants with plans to close an additional four restaurants. Management is still evaluating the timing for the closing of these remaining restaurants. During the fourth quarter of 1994, management determined that improved operations at five of the restaurants, previously included in the restructure plan, indicated that the locations should not be closed.

     During the second quarter of 1995, the restructure was charged $206,000 for expenditures and asset write-offs related to the other 26 units and for the units closed prior to 1993 and $527,000 year-to-date. With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company recorded charges to the reserve of $26,000 for the write-down of assets for the quarter and $89,000 for the year-to-date.
With respect to the Company's restructuring of its divisional management and consolidation of its corporate offices, the Company paid out approximately $1.3 million and $1.6 million related to the restructure of which $.5 million and $.6 million was for severance, for the quarter and year-to-date, respectively. The Company expects to pay the majority of the remaining relocation obligations during 1995 as the consolidation of the corporate offices is completed.

Liquidity and Capital Resources

     The Company has a working capital deficiency of $24.6 million at July 9, 1995 compared to a working capital deficiency at December 25, 1994 of $18.0 million. The $6.7 million or 37%, increase in the working capital deficit is primarily due to the cash paydown of a portion of the Company's revolving credit facility.

     Approximately 88% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within three days. Because the Company's payables, including amounts for inventory and other operating expenses, are paid over a long period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit. Furthermore, the Company uses available cash for repayment of advances under its revolving credit facility or capital spending.

Operating Activities

     Net cash provided by continuing operations decreased 19.3% from $8.6 million to $6.9 million due primarily to the decrease in overall sales in the twenty-eight week period of 1995 compared to 1994.

Investing Activities

     Net cash used in investing activities decreased 49.8% from $8.7 million to $4.4 million due to the lower level of capital expenditures made in the 1995 period.

Financing Activities

     Net cash provided by financing activities decreased $11.5 million due to the $8.4 million paydown of the Company's revolving credit facility and lower borrowing requirements. As of July 9, 1995, the Company had borrowings of $14.0 million and standby letters of credit of $11.0 million outstanding on its $40.0 million credit facility.

Reserved Area and License Agreements

     The Company has various reserved areas with minimum development requirements with respect to Shoney's restaurants. Aggregate commitments beyond 1994 require 36 restaurants to be constructed in the Company's reserved areas in Phoenix, West Palm Beach, Michigan, Houston, and certain other counties in Texas prior to October 6, 2004 in accordance with a specified schedule. The Company delayed any further building of Shoney's restaurants during 1995 as Shoney's Inc. continues its evaluation of the Shoney's concept and how best to target its customer demographic.

     The Company has the right to develop Captain D's restaurants in 124 counties in seven Southeastern states (Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee). To avoid termination of the reserved area agreement, the Company is required to open 30 additional Captain D's by July 11, 2011 in accordance with a specified schedule. The Company does not intend to build any Captain D's restaurants during 1995.

     The Company believes that there are several alternatives available when the current Credit Facility matures, including a new Credit Facility, mortgage financing, sale/leaseback financing, and/or securitization. These alternatives, in addition to cash on hand and cash flow from operations will provide sufficient funds to meet its debt service requirements, as well as its capital expenditure and working capital requirements in the foreseeable future. There can be no assurance that any of such alternatives will be available when the current credit facility matures in June, 1996.

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.

  Maxcell Telecom Plus, Inc., et al., v. McCaw Cellular Communications, Inc., et al.

     On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc. ("Maxcell"), filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint against McCaw Cellular Communications, Inc. ("McCaw"), Charisma Communications Corp. ("Charisma") and various related parties relates to the defendants' failure to disclose the existence of a side agreement between McCaw and Charisma to share in the net profits from the resale of certain cellular properties which were sold by the Company to McCaw. The Company seeks recision of the sales contract and damages based upon the defendants' alleged fraudulent misrepresentation, breach of fiduciary duty, conspiracies and tortious interference with contracts. The Company's attorneys are unable at this time to state the likelihood of a favorable outcome. The lawsuit is scheduled for trial some time during the six week period of January 8, 1996 and February 16, 1996.

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

Item 6 - Exhibits and Reports on Form 8-K:

  (a)    Exhibits:
         27 - Financial Data Schedule (for SEC use only)

  (b)    Reports on Form 8-K.
         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          TPI Enterprises, Inc.
                                              (Registrant)

                                          /s/ J. Gary Sharp
Date:    August 23, 1995              -----------------------------
                                              J. Gary Sharp
                                       President & Chief Executive
                                                 Officer

                                      /s/ Frederick W. Burford
Date:    August 23, 1995              -----------------------------
                                          Frederick W. Burford
                                       Executive Vice President &
                                         Chief Financial Officer