Form 10-Q
period 1995-10-01
TPI ENTERPRISES INC
filed 1995-11-15
CIK 96919

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

      (Mark One)
         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 or
         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 1995     Commission file number 0-7961


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

     The number of shares outstanding of the registrant's common stock is 20,495,948 as of November 7, 1995.

PART I - FINANCIAL INFORMATION

         Companies for which information is furnished:

                 TPI Enterprises, Inc.
                 Telecom Plus Shared Tenants Services, Inc.
                 Maxcell Telecom Plus, Inc.
                 Maxcell Telecom Plus of Rhode Island, Inc.
                 TPI Restaurants, Inc.
                 The Insurex Agency, Inc. (1)
                 Insurex Benefit Administrators, Inc. (1)
                 TPI Entertainment, Inc.
                 TPI West Palm, Inc.
                 TPI Commissary, Inc. (1)
                 TPI Transportation, Inc. (1)
                 TPI Insurance Corporation


(1)      Wholly-owned subsidiaries of TPI Restaurants, Inc.

ITEM 1.  FINANCIAL STATEMENTS

                   TPI ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                         OCTOBER 1,     DECEMBER 25,
                                                                                           1995             1994
                                                                                         ---------------------------
                           ASSETS                                                       (DOLLARS IN THOUSANDS)
 CURRENT ASSETS:
          Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .         $  6,146        $  17,228
          Accounts receivable-trade  . . . . . . . . . . . . . . . . . . . . . .            1,202              806
          Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,658           11,969
          Deferred tax benefit . . . . . . . . . . . . . . . . . . . . . . . . .            5,566            5,666
          Other current assets . . . . . . . . . . . . . . . . . . . . . . . . .            3,830            3,256
                                                                                         --------        ---------
                  Total current assets . . . . . . . . . . . . . . . . . . . . .           29,402           38,925
                                                                                         --------        ---------

 Property and equipment (at cost)  . . . . . . . . . . . . . . . . . . . . . . .          239,261          240,394
          Accumulated depreciation and amortization  . . . . . . . . . . . . . .          (78,943)         (70,401)
    Allowance for unit closings  . . . . . . . . . . . . . . . . . . . . . . . .          (10,066)        ( 12,430)
                                                                                         --------        ---------
                                                                                          150,252          157,563
                                                                                         --------        ---------
 Other assets:
          Goodwill (net of accumulated amortization of $9,136 in 1995 and $8,152
          in 1994) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36,691           37,675
          Other intangible assets (net of accumulated amortization of $5,993 in
          1995 and $5,157 in 1994) . . . . . . . . . . . . . . . . . . . . . . .           18,800           19,726
          Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              593              607
                                                                                         --------        ---------
                                                                                           56,084           58,008
                                                                                         --------        ---------
                                                                                         $235,738        $ 254,496
                                                                                         ========        =========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
          Current portion of long-term debt  . . . . . . . . . . . . . . . . . .         $ 17,103        $   3,725
          Accounts payable-trade . . . . . . . . . . . . . . . . . . . . . . . .           14,740           15,565
          Accrued expenses and other current liabilities . . . . . . . . . . . .           37,749           36,889
          Income taxes currently payable . . . . . . . . . . . . . . . . . . . .              645              718
                                                                                         --------        ---------
                  Total current liabilities  . . . . . . . . . . . . . . . . . .           70,237           56,897
                                                                                         --------        ---------

 Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           83,365          107,721
                                                                                         --------        ---------
 Reserve for restructuring . . . . . . . . . . . . . . . . . . . . . . . . . . .           10,330           14,735
                                                                                         --------        ---------
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,563            5,663
                                                                                         --------        ---------
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,508            1,910
                                                                                         --------        ---------

 Commitments and contingencies

 Shareholders' equity:
          Preferred shares - no par value - authorized - 20,000,000 shares; none
          issued and outstanding   . . . . . . . . . . . . . . . . . . . . . . .              ---              ---
          Common shares - $.01 par value - authorized - 100,000,000 shares;
                  issued - 33,305,075 shares in 1995 and 33,241,118 in 1994  . .              333              332
          Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          226,393          226,144
          Deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (92,172)         (88,961)
                                                                                         --------        ---------
                                                                                          134,554          137,515
          Less treasury stock, at cost, 12,820,486 common shares in 1995 and
          12,846,094 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .           69,819           69,945
                                                                                         --------        ---------
                  Total shareholders' equity . . . . . . . . . . . . . . . . . .           64,735           67,570
                                                                                         --------        ---------
                                                                                         $235,738        $ 254,496
                                                                                         ========        =========

                See notes to consolidated financial statements.

                   TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            TWELVE WEEKS ENDED            FORTY WEEKS ENDED
                                                         ------------------------------------------------------
                                                         OCTOBER 1,      OCTOBER 2,    OCTOBER 1,    OCTOBER 2,
                                                            1995           1994         1995          1994
                                                         ------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS)
 Restaurant revenues . . . . . . . . . . . . . . .       $  65,492      $  68,086     $216,477       $226,038
                                                         ---------      ---------     --------       --------

 Costs and expenses:
          Food, supplies and uniforms  . . . . . .          23,933         24,588       78,656         80,120
          Restaurant labor and benefits  . . . . .          21,256         20,909       67,589         68,231
          Restaurant depreciation and amortization           2,553          3,130        9,472         10,816
          Other restaurant operating expenses  . .          13,866         12,870       41,474         41,096
          General and administrative expenses  . .           5,516          5,216       17,193         17,734
          Restructuring. . . . . . . . . . . . . .          (3,049)             1       (3,049)            71
                                                         ---------      ---------     --------       --------

                                                            64,078         66,971      211,911        218,524
                                                         ---------      ---------     --------       --------

 Operating income  . . . . . . . . . . . . . . . .           1,414          1,115        4,566          7,514
                                                         ---------      ---------     --------       --------

 Other income and expenses:
          Interest income  . . . . . . . . . . . .             (38)           (80)        (212)          (233)
          Interest expense . . . . . . . . . . . .           2,399          2,441        7,989          7,810
                                                         ---------      ---------     --------       --------
                                                             2,361          2,361        7,777          7,577
                                                         ---------      ---------     --------       --------

 Income (loss) from continuing operations before
          provision for income taxes . . . . . . .            (947)        (1,246)      (3,211)           (63)

 Provision for income taxes  . . . . . . . . . . .            ----           ----         ----           ----
                                                         ---------      ---------     --------       --------

 Net loss  . . . . . . . . . . . . . . . . . . . .       $    (947)     $  (1,246)    $ (3,211)      $    (63)
                                                         =========      =========      =======        =======




 Net loss per common share . . . . . . . . . . . .       $    (.05)     $    (.06)    $   (.16)       $   .00
                                                         =========      =========     ========        =======

 Weighted average number of common and
          common equivalent shares outstanding . .           20,467        20,377       20,436         20,425
                                                         =========      =========     ========        =======


                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  FORTY WEEKS ENDED
                                                                                               --------------------------
                                                                                               OCTOBER 1,      OCTOBER 2,
                                                                                                 1995             1994
                                                                                               --------------------------
                                                                                                (Dollars in thousands)
 Cash flows from operating activities:
   Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $(3,211)          $   (63)
                                                                                               -------           -------
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .            13,392            14,159
        Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .              ----              ----
        Gain on disposal of property and equipment                                                (314)             (445)
        Changes in assets and liabilities:
          Accounts receivable-trade  . . . . . . . . . . . . . . . . . . . . . . . .              (396)             (241)
          Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (689)           (1,070)
          Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .              (612)            1,906
          Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (620)             (665)
          Accounts payable-trade . . . . . . . . . . . . . . . . . . . . . . . . . .              (825)           (4,529)
          Accrued expenses and other current liabilities . . . . . . . . . . . . . .             2,854             2,323
          Income taxes currently payable . . . . . . . . . . . . . . . . . . . . . .               (73)             (305)
          Reserve for restructuring  . . . . . . . . . . . . . . . . . . . . . . . .            (6,779)           (3,186)
          Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (401)             (155)
                                                                                               -------           -------
             Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,537             7,792
                                                                                               -------           -------
        Net cash provided by operating activities  . . . . . . . . . . . . . . . . .             2,326             7,729
                                                                                               -------           -------

 Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . . . . . . . . . . . . . . .            (5,729)          (16,121)
   Disposition of property and equipment . . . . . . . . . . . . . . . . . . . . . .             2,222             5,863
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ----               119
                                                                                               -------           -------

        Net cash used in investing activities  . . . . . . . . . . . . . . . . . . .            (3,507)          (10,139)
                                                                                               -------           -------

 Cash flows from financing activities:
   Net proceeds (payments) on Credit Facilities  . . . . . . . . . . . . . . . . . .            (8,600)            6,200
   Other long-term debt payments . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,551)           (1,380)
   Common shares issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               250               477
                                                                                               -------           -------

      Net cash provided by (used in) financing activities  . . . . . . . . . . . . .            (9,901)            5,297
                                                                                               -------           -------

 Net increase (decrease) in cash and cash equivalents  . . . . . . . . . . . . . . .           (11,082)            2,887
                                                                                               -------           -------
 Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . .            17,228            16,664
                                                                                               -------           -------

 Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . .           $ 6,146           $19,551
                                                                                               =======           =======

 Supplemental Disclosure of Cash Flow Information:
   Non cash transactions:
      Capitalized lease obligations entered into . . . . . . . . . . . . . . . . . .           $   365           $   505
      Conversion of 8 1/4 Subordinated Debentures  . . . . . . . . . . . . . . . . .              ----               165
   Cash payments (refunds) during the quarter for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $ 7,818           $ 7,463
      Interest capitalized . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              ----               (77)
      Income taxes refunded  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (80)           (2,195)
      Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               172              ----


                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated balance sheets as of October 1, 1995 and the consolidated statements of operations and cash flows for the periods ended October 1, 1995 and October 2, 1994, have been prepared by the Company without audit. Certain amounts appearing for the period ended October 2, 1994 have been reclassified to conform to the presentation for the period ended October 1, 1995. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at October 1, 1995 and the consolidated results of operations and consolidated cash flows for the periods ended October 1, 1995 and October 2, 1994, have been made.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1994 audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 25, 1994. The results of operations for the twelve and forty week periods ended October 1, 1995 and October 2, 1994 are not necessarily indicative of the operating results for the full year.

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

  Primary earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding during the period. There were no dilutive stock options for the twelve and forty weeks ended October 1, 1995 and October 2, 1994.

  Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures and 5% Convertible Senior Subordinated Debentures, after the elimination of the related interest requirements, net of income taxes. The Company's options, warrants and convertible debentures are excluded from the October 1, 1995 and October 2, 1995 computation due to their antidilutive effect during these periods.

NOTE 3 - RESTRUCTURE RESERVE

  The Company adopted a restructuring plan at the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms, and the restructuring of divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company has closed 22 restaurants, plans to close two more restaurants and has determined that 7 restaurants should stay open.
Management is still evaluating the timing of the closing of the two remaining restaurants.

  During the third quarter of 1995, the Company recorded $3.5 million of income as a change in estimate as a result of management's decision to leave two restaurants open and due to management being able to buyout of certain leases at more favorable terms than originally estimated. The Company was also able to dispose of some locations for amounts in excess of the original estimates. In addition the restructure was charged $.7 million for expenditures and asset write-offs related to the other 24 units and for the units closed prior to 1993 and $1.4 million year-to-date. With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company has recorded charges of $92,000 year to date.

With respect to the Company's restructuring of its divisional management and consolidation of its corporate offices, the Company provided an additional $.4 million during the quarter and paid out approximately $.5 million and $ 2 million related to the restructure of which $.3 million and $.9 million was for severance, for the quarter and year-to-date, respectively. The Company expects to pay the majority of the remaining relocation obligations during 1995 as the consolidation of the corporate offices is completed.

NOTE 4 - PROPOSED MERGER

  On September 3, 1995, the Company entered into a letter of intent (subsequently amended by letter dated October 30, 1995 to extend the term until November 30, 1995) regarding a proposed merger of the Company with and into a subsidiary of Shoney's, Inc. Under the proposed merger, TPI shareholders would receive .28 shares of Shoney's stock for each outstanding share of TPI and one warrant for every 3.125 outstanding shares of TPI. The warrants would have a term of five years and be exercisable at a price of $21.50 per share. Under the letter of intent, the TPI shareholders would receive contingent shares which are intended to distribute shares of Shoney's, Inc. common stock in equivalent value to the net proceeds of the Maxcell lawsuit to the TPI shareholders when such proceeds are received by Maxcell. Following the execution of the letter of intent and its amendment, a settlement of the Maxcell lawsuit was entered into by the Company. (See Note 5)

NOTE 5 - SUBSEQUENT EVENT

  On November 2, 1995, the Company announced that its subsidiary Maxcell Telcom Plus, Inc. has entered into a settlement agreement with AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc.) relating to the lawsuit pending in state Circuit Court in West Palm Beach, Florida. The settlement provides for a total payment to Maxcell of $30 million. The settlement is subject to payment of contingent fees and expenses aggregating approximately $13.5 million and approval of the Florida Court, as well as the approval of the U.S. District Court for the District of Columbia of the simultaneous settlement entered into between AT&T and a class of former Charisma shareholders of the pending class action between them in the District of Columbia. In the event that the settlement agreement is approved, the Company estimates that it will record approximately $16.5 million of income as a result of this settlement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Continuing operations primarily includes the results of TPI Restaurants, Inc. ("Restaurants"), whose revenues are derived from restaurant sales. The first quarterly reporting period consists of 16 weeks, the second and third quarters are 12 weeks each and the fourth quarter will consist of 13 weeks in 1995. The restaurant business is seasonal in nature with the second and third fiscal quarters (Spring and Summer) having higher weekly sales volumes than the first and fourth quarters.


RESULTS OF OPERATIONS

Revenues

  Restaurant revenues were $65.5 million and $216.5 million for the twelve and forty week periods ended October 1, 1995, respectively. This represents a 3.8% and 4.2% decrease in revenues, respectively, versus the same periods for 1994. This decrease was driven primarily by the decline in the Company's Shoney's concept sales which were down 4.5% and 5.2% versus last year, while the Captain D's concept sales showed a slight decline of .2% for the quarter but an increase of .8% year-to-date.

  Comparable store sales suffered a decline of 4.1% to $64.8 million for the quarter and 4.2% to $211.1 million for the forty weeks. This decline was led by decreased comparable store sales at the Shoney's concept of 4.9% and 5.1% for the quarter and year-to-date, respectively, which was only partially offset by the .11% and .50% increases in quarter and year-to-date comparable store sales at Captain D's.

  New restaurant operations are included in the comparable store sales computation after they have been operational for sixteen periods. New restaurant sales were $.4 million for the quarter and $.7 million year-to-date. The Company's operating results include 188 Shoney's and 69 Captain D's units operating at the end of the first forty weeks of 1995 compared to 182 Shoney's and 68 Captain D's operating at the end of the same period in 1994.

  The Company experienced softness in revenues at its Shoney's concept for both the quarter and year-to-date periods in part due to the increased value offerings from competitors and the opening of new competitive concepts in some market areas. Additionally, the Company believes that the negative publicity on food handling procedures in the chain restaurant industry had an impact on third quarter sales. Management is focused on addressing the softness in revenues and is in the process of rolling out promotions in conjunction with Shoney's Inc. that will focus on value items which will attract new customers and increase existing customer frequency.

Costs and Expenses

  Cost of sales include food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1995 and 1994 is shown below:

=========================================================================================================================
                                                                  Twelve Weeks Ended             Forty Weeks Ended
-------------------------------------------------------------------------------------------------------------------------
                                                              Oct. 1, 1995   Oct. 2, 1994    Oct.  1, 1995  Oct. 2, 1994
-------------------------------------------------------------------------------------------------------------------------
 Food, supplies and uniforms . . . . . . . . . . . . .             36.5%          36.1%           36.3%          35.5%

 Restaurant labor and benefits . . . . . . . . . . . .             32.5%          30.7%           31.2%          30.2%

 Restaurant depreciation and amortization  . . . . . .              3.9%           4.6%            4.4%           4.8%

 Other restaurant operating expenses . . . . . . . . .             21.2%          18.9%           19.2%          18.2%

 General and administrative  . . . . . . . . . . . . .              8.4%           7.7%            7.9%           7.8%
-------------------------------------------------------------------------------------------------------------------------
=========================================================================================================================

  The Company's food costs as a percentage of revenues increased .4% for the quarter and .8% year-to-date primarily due to price increases in several high volume commodities (primarily seafood products and pork) and the inability of the restaurants to vary their sales mix to higher margin items when price increases occur. Additionally, the margin has been negatively impacted due to the fixed nature of distribution costs at the Company's commissaries in a declining sales environment.

  Restaurant labor and benefits increased as a percent of sales both for the quarter and year-to-date as a result of lower sales volumes pushing up the average labor costs for restaurant staff as well as additional labor being added at the restaurant level to offer better customer service. These increased labor and benefits costs were somewhat offset by a reduction in workers' compensation expense as a result of the effectiveness of safety programs that have been put into place since the later part of 1994.

  The restaurant depreciation and amortization margin decrease is due to the complete amortization by the end of the first quarter of 1995 of the Company's asset revaluation incurred in connection with its acquisition of Shoney's South in 1988.

  Other restaurant operating expenses are up 2.3% for the quarter and 1% year to date. These expenses which include repairs and maintenance, utilities, franchise fees, and property taxes, are relatively fixed, and accordingly, a decrease in same store sales will result in an unfavorable margin impact. The increase of 2.3% for the quarter is because of an increase in repairs and maintenance expense. Repairs and maintenance expense is up for the quarter due to the Company entering into a preventive maintenance contract for its stores. Under the contract, the Company will pay higher costs at the beginning of the agreement to get its equipment in good working order and then the contractor will become increasingly more responsible for repairs. The Company therefore expects these costs to remain high during the fourth quarter with decreased costs in the first and second quarter of 1996.

  General and administrative expenses are up for the quarter but have decreased year to date. These costs have decreased because of the Company's cost cutting efforts and savings associated with the physical consolidation of its corporate headquarters. The increase in general administrative expense of .7% as a percent of sales for the quarter is because of costs incurred in connection with the proposed merger and its defense against two shareholder class action suits filed as a result of the proposed merger.


Other Income and Expense

  Interest expense is comparable for the quarter but up slightly year-to-date. This increase is due to slightly higher interest rates and increased amortization of deferred debt costs as a result of securing our revolving credit facility earlier in the year.


Restructuring Charges

  The Company adopted a restructuring plan at the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of the current lease terms, and the restructuring of divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company has closed 22 restaurants, plans to close two more restaurants and has determined that 7 restaurants should stay open.
Management is still evaluating the timing of the closing of the two remaining restaurants.

  During the third quarter of 1995, the Company recorded $3.5 million of income as a change in estimate as a result of management's decision to leave two restaurants open and due to management's ability to buyout of certain leases at more favorable terms than originally estimated. The Company was also able to dispose of some locations for amounts in excess of the original estimates. In addition the restructure was charged $.7 million for expenditures and asset write-offs related to the other 24 units and for the units closed prior to 1993 and $1.4 million year-to-date. With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company has recorded charges of $92,000 year to date.

With respect to the Company's restructuring of its divisional management and consolidation of its corporate offices, the Company provided an additional $.4 million during the quarter and paid out approximately $.5 million and $ 2 million related to the restructure of which $.3 million and $.9 million was for severance, for the quarter and year-to-date, respectively. The Company expects to pay the majority of the remaining relocation obligations during 1995 as the consolidation of the corporate offices is completed.


LIQUIDITY AND CAPITAL RESOURCES

  The Company has a working capital deficiency of $40.1 million at October 1, 1995 compared to a working capital deficiency at December 25, 1994 of $18.0 million. The $22 million increase in the working capital deficit is primarily due to the classification of the Company's credit facility as a current liability in the current year and the cash pay-down of long-term debt.

  Approximately 88% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within five days. Because the Company's payables, including amounts for inventory and other operating expenses, are paid over a long period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit. Furthermore, the Company uses available cash for capital spending or repayment of advances under its revolving credit facility.

Operating Activities

  Net cash provided by continuing operations decreased from $7.7 million to $2.3 million primarily because of a decrease in overall sales for the forty week period of 1995 compared to 1994 and a decrease in depreciation and amortization which is down from the prior year.

Investing Activities

  Net cash used in investing activities decreased from $10.1 million to $3.5 million due to the lower level of capital expenditures during 1995. The Company has opened 1 Shoney's and 1 Captain D's in the current year compared to 5 Shoney's restaurants and 3 Captain D's in the prior year.

Financing Activities

  Net cash used in financing activities increased by $15.2 million due to the $8.6 million pay-down of the Company's revolving credit facility in 1995 versus borrowings of $6.2 million under the revolving credit facility in 1994. As of October 1, 1995, the Company had borrowings of $13.2 million and standby letters of credit of $10.6 million outstanding on its $40.0 million credit facility. The credit facility matures in June, 1996.

Reserved Area and License Agreements

  The Company has various reserved areas with minimum development requirements with respect to Shoney's restaurants. Aggregate commitments beyond 1994 require 36 restaurants to be constructed in the Company's reserved areas in Phoenix, West Palm Beach, Michigan, Houston, and certain other counties in Texas prior to October 6, 2004. The Company delayed any further building of Shoney's restaurants during 1995 as Shoney's Inc. continues its evaluation of the Shoney's concept and how best to serve its target market.

  The Company has the right to develop Captain D's restaurants in 124 counties in seven Southeastern states (Alabama, Alaska, Georgia, Mississippi, North Carolina, South Carolina and Tennessee). To avoid termination of the reserved area agreement, the Company is required to open 30 additional Captain D's by July 11, 2011. The Company does not intend to build any Captain D's restaurants during the remainder of 1995.

  The Company believes that there are several alternatives available when the current Credit Facility matures, including a new Credit Facility, sales/leaseback financing or mortgage financing. These alternatives, in addition to cash on hand and cash flow from operations, will provide sufficient funds to meet its debt service requirements, as well as it capital expenditure and working capital requirements in the foreseeable future. There can be no assurance that any such alternatives will be available when the current credit facility matures in June, 1996.

  Additionally, the Company should receive approximately $17.5 million of cash proceeds in connection with its settlement of the Maxcell lawsuit. Under the terms of the settlement agreement, the proceeds shall be placed into an interest bearing escrow account no later than January 2, 1996. However, the Company will not receive the funds until all parties have approved the settlement and the courts have issued their final orders.(See Note 5) The Company has not determined how these proceeds will be used. The Company is restricted under its Credit Facility and its Subordinated Debentures from paying dividends.


PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS

  Maxcell Telecom Plus, Inc. et al., v. McCaw Cellular Communications, Inc et al.

    On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell Telecom Plus, Inc. ("Maxcell"), filed a complaint in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The complaint against McCaw Cellular Communications, Inc. ("McCaw"), Charisma Communications Corp. ("Charisma") and various related parties relates to McCaw's and Charisma's failure to disclose the existence of a side agreement between McCaw and Charisma to share in the net profits from the resale of certain cellular properties which were sold by the Company to McCaw. On November 2, 1995, the Company announced that its subsidiary Maxcell Telecom Plus, Inc. has entered into a settlement agreement with AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc.) relating to the lawsuit pending in state Circuit Court in West Palm Beach Florida. The settlement provides for a total payment to Maxcell of $30 million. The settlement is subject to payment of contingent fees and expenses and approval of the Florida Court, as well as the approval of the U.S. District Court for the District of Columbia of the simultaneous settlement entered into between AT&T and a class of former Charisma shareholders of the pending class action between them in the District of Columbia.


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

Porpoise Asset Management and Lawrence Capital Management, Inc. v. J. Gary Sharp, et al.

  On September 7, 1995, a civil action captioned Porpoise Asset Management and Lawrence Capital Management, Inc. v. J. Gary Sharp, et al, was filed in the Superior Court of New Jersey, Mercer County, Chancery Division. The plaintiffs allege, among other things, that the TPI shareholders will receive inadequate consideration in the proposed merger, that the proposed transaction is the result of unfair dealing and economic coercion and that the directors have breached their fiduciary duties to the TPI shareholders to maximize shareholder value. The plaintiffs seek class action status and to enjoin the proposed transaction and recover damages. The Company's attorneys are unable at this time to state the likelihood of an unfavorable outcome.

Brock Weiner v. TPI Enterprises, Inc, et al.

  On October 16, 1995, a civil action captioned Brock Weiner v. TPI Enterprises, Inc., et al. was filed in Circuit Court in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. The plaintiff alleges, among other things, that the defendants have breached their fiduciary duties, failed to properly ensure maximization of shareholder value and failed to seek a purchaser of TPI at the highest possible price. The plaintiff seeks to enjoin the proposed transaction and recover damages. The Company's attorneys are unable at this time to state the likelihood of an unfavorable outcome.

  Other Proceedings

  The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. It is the opinion of the management of the Company that the outcome of such litigation will not have a significant adverse effect on the consolidated financial statements.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits:

    10.1   - Settlement Agreement
    27     - Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K:

    8-K dated September 4, October 12, November 1, and November 2 of 1995 reporting Other Events.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TPI Enterprises, Inc.
                                                     (Registrant)

 Date:  October 1, 1995              /s/ J. Gary Sharp
                                    -------------------------------------------
                                                     J. Gary Sharp
                                          President & Chief Executive Officer


 Date:  October 1, 1995              /s/ Frederick W. Burford
                                    -------------------------------------------
                                                 Frederick W. Burford
                                              Executive Vice President &
                                                Chief Financial Officer