Form 10-K405
period 1995-12-31
TPI ENTERPRISES INC
filed 1996-04-01
CIK 96919

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission file number 0-7961

                            TPI ENTERPRISES, INC.
           (Exact name of registrant as specified in its charter)

NEW JERSEY                                                    22-1899681
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No)

3950 RCA BOULEVARD
SUITE 5001
PALM BEACH GARDENS, FLORIDA                                   33401
(Address of principal executive offices)                      (Zip Code)

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
                               YES  X     NO
                                   ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.     [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $44,190,996 (as of March 22, 1996).

         The number of shares outstanding of the Registrant's common stock is 20,612,795 (as of March 22, 1996).

                      DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Form 10-K is incorporated by reference from the Company's Proxy Statement if the Proxy Statement is filed with the Commission by April 29, 1996 or such information shall be contained in an amendment to this Form 10-K to be filed with the Commission no later than April 29, 1996.

                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I
Item 1.          BUSINESS ...........................................................................................   3
Item 2.          PROPERTIES .........................................................................................   9
Item 3.          LEGAL PROCEEDINGS  .................................................................................  10
Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  ...............................................  12
                 EXECUTIVE OFFICERS OF THE REGISTRANT ...............................................................  12


PART II
Item 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS  ...............................................................................  13
Item 6.          SELECTED FINANCIAL DATA  ...........................................................................  14
Item 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS  .............................................................................  15
Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  .......................................................  22
Item 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE ...............................................................................  50


PART III
Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .................................................  50
Item 11.         EXECUTIVE COMPENSATION .............................................................................  50
Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....................................  50
Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .....................................................  50


PART IV
Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ...................................  51

SIGNATURES  .........................................................................................................  53
FINANCIAL STATEMENT SCHEDULES ....................................................................................... S-1
FINANCIAL STATEMENTS OF SUBSIDIARY  ................................................................................. W-1
FINANCIAL STATEMENT SCHEDULES OF SUBSIDIARY .......................................................................  WS-1
EXHIBIT INDEX.  .........................................................................................................

PART I


ITEM 1.  BUSINESS

GENERAL

         TPI Enterprises, Inc. (the "Company") is a New Jersey corporation, incorporated in 1970. Its principal executive offices are located at 3950 RCA Boulevard, Suite 5001, Palm Beach Gardens, Florida 33410, telephone (407) 691-8800.

CONTINUING OPERATIONS

GENERAL

         The Company, through its subsidiary, TPI Restaurants, Inc. ("Restaurants"), is one of the largest restaurant franchisees in the United States. As of March 15, 1996, Restaurants owns and operates 256 restaurants, comprised of 188 Shoney's and 68 Captain D's restaurants in eleven states, primarily in the southern United States. TPI Restaurants is the largest Shoney's and Captain D's franchisee, operating more than four times as many Shoney's restaurants as the next largest Shoney's franchisee and more than three times as many Captain D's restaurants as the next largest Captain D's franchisee. The Company operates its Shoney's and Captain D's restaurants under license agreements with Shoney's, Inc., a public company. Approximately 82% and 18% of the Company's revenues from continuing operations in 1995 were from its Shoney's and Captain D's restaurants, respectively. "Shoney's" and "Captain D's" are registered trademarks of Shoney's, Inc. References to the Company include the operations of Restaurants.

SHONEY'S, INC. SALE TRANSACTION

         On March 15, 1996, the Company entered into a Plan of Tax-Free Reorganization Under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement (the "Agreement") with Shoney's, Inc. and a wholly-owned subsidiary of Shoney's, Inc. to sell substantially all of the Company's assets to Shoney's, Inc. (the "Shoney's, Inc. Sale Transaction"). At the closing of the Shoney's, Inc. Sale Transaction, under the terms of the Agreement, Shoney's, Inc. will deliver to the Company (a) 5,577,102 shares of Shoney's, Inc. common stock plus (b) shares of Shoney's, Inc. common stock equal to $10,000,000 divided by the average closing market price of Shoney's, Inc. common stock over the ten day trading period prior to closing, subject to certain adjustments as provided in the Agreement. The Company will deliver to Shoney's, Inc. all of the issued and outstanding shares of capital stock of TPI Restaurants, Inc. and two other wholly-owned subsidiaries of the Company, TPI Entertainment, Inc. and TPI Insurance Corporation which constitutes substantially all of the assets of the Company. Additionally, the Company will transfer certain liabilities, all intercompany accounts and all cash and cash equivalents of the Company except for $14.85 million in cash, of which $7.35 million is designated to pay certain specified wind-up expenses. If the specified wind-up expenses are less than the designated $7.35 million, the Company is required to transfer the difference to Shoney's, Inc.; if the expenses are greater, the excess will be paid from the remaining $7.5 million of cash after which the balance will be distributed to shareholders. In order to satisfy the requirements for a tax-free reorganization, the amount permitted to be retained of the $7.5 million in cash may not exceed 10% of the value of the shares of Shoney's, Inc. common stock at the closing. In the event that the Company is not able to retain the entire $7.5 million, Shoney's, Inc. shall issue additional shares of its common stock to compensate the Company for the entire amount of the cash foregone, valued at the average closing market price for ten preceding trading days.

         Pursuant to the Agreement, the Company has adopted a plan of liquidation which contemplates that after closing, the Company will wind-down its operations and, after paying or making provision for its liabilities, distribute the Shoney's, Inc. common shares received and any remaining cash amounts to the Company's shareholders. Subject to the terms and conditions of the Agreement, management anticipates that the closing of the Shoney's, Inc. Sale Transaction will occur by June 30, 1996 and that the majority of such distributions to the Company's shareholders will be made during 1996, subject to any necessary holdbacks for liabilities.

         At December 31, 1995, the Company has recorded a provision of $17.0 million to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's, Inc. This allowance has been reflected as a reduction in the Company's recorded goodwill in the accompanying financial statements.

         The Agreement may be terminated by mutual consent of the Company and Shoney's, Inc. or by either party under certain circumstances, including if the closing does not occur prior to June 30, 1996. The Agreement is subject to a number of other conditions including, among other things, (1) the approval of the shareholders of both the Company and Shoney's, Inc., (2) the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, (3) the receipt by Shoney's, Inc. of a commitment for additional financing in the amount of $60,000,000 and its funding in accordance with its terms, (4) the receipt of fairness and legal opinions and (5) the absence of a material adverse change to the Company. The Agreement provides for the payment by the Company of a break-up fee in the case of certain third party acquisition events or proposals.The Agreement incorporated by reference as an Exhibit to this Form 10-K and the foregoing description is qualified in its entirety by reference thereto.

SHONEY'S

         CONCEPT AND STRATEGY. Shoney's restaurants are full-service, family dining restaurants that generally are open 18 hours each day, and serve breakfast, lunch and dinner. Shoney's restaurant menu is diversified to appeal to a broad spectrum of customer tastes. The menu includes traditional items such as hamburgers, sandwiches, chicken, seafood, home style entrees, vegetables, pasta, stir-fry dishes, steaks and desserts. Shoney's menu also offers its signature features of the soup, salad and fruit bar and the all-you-care-to-eat breakfast bar. Shoney's restaurants offer a high quality dining experience at attractive prices.

         MENU. In addition to its regular menu, Shoney's restaurants often feature promotional menu items offering special entrees for a limited time. These promotional menu items are used to promote new guest trials and generate greater dining frequency from existing guests. Promotions also serve as a vehicle to test new items that, if popular, may be added to the regular menu. The Company, in conjunction with its franchisor, is continually modifying the menu to adapt to new food trends, shifts in consumer demands (e.g., more interest in health conscious dining) and to keep the menu appealing to our guests.

         Shoney's seeks to differentiate itself from competing restaurants by offering excellent service, warm hospitality and attractive prices to afford a high-quality overall dining experience. Shoney's restaurants place significant emphasis on the quality of food ingredients, proper preparation methods and attractive food presentation. Buildings are generally brick veneer or dryvit exteriors and usually include exterior awnings along with halide lighting for greater visibility at night.

         HISTORY. Shoney's restaurants have been in operation in the southern United States since 1952 and enjoy a high level of name recognition in that region. Shoney's restaurants (including those operated by Shoney's, Inc. and other franchisees) are now located in 34 states extending as far west as California. As of February 18, 1996, there were 874 Shoney's in operation, 502 of which are franchised.

         The Company currently operates 188 Shoney's restaurants which is approximately 37% of all franchised Shoney's restaurants and more than four times as many as the next largest Shoney's, Inc. franchisee. The Company's first Shoney's restaurant was opened in 1963. During 1995, the Company opened one newly constructed Shoney's restaurant. Since December 31, 1995, no additional restaurants have been constructed.

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

CAPTAIN D'S

         CONCEPT AND STRATEGY. Captain D's restaurants are quick-service seafood restaurants and offer in-store or drive-through service. They are generally open every day from 11 a.m. until 11 p.m. serving lunch and dinner. The typical Captain D's restaurant has 70 to 90 seats and employs 20 people, including three management personnel. The Captain D's concept also provides a take-out service including drive-through window service representing approximately 44% of its 1995 sales at Captain D's.

         MENU. Captain D's restaurant menu is designed to capitalize on the trend toward increased per capita consumption of fish and seafood in the U.S. that has developed in response to increased public awareness of the benefits of fish and seafood in a well-balanced diet. To broaden the menu's appeal, Captain D's restaurant menu also offers a variety of non-seafood items. The menu includes fried, broiled and baked fish, a variety of chicken and shrimp dishes, fried clams, stuffed crab, seafood and tossed salads, baked potatoes, french fries, hush puppies, green beans, cole slaw, fried okra and a selection of desserts. Captain D's is constantly striving to develop appealing new menu items and improve the quality of existing items.

         Through an aggressive purchasing operation conducted by the Company and its franchisor, Captain D's has reduced its dependence on cod fish (for which price and supply have been uncertain in recent years) by the introduction and use of other high quality whitefish that have a more predictable supply and price. The Company's commissary operation purchases bulk quantities of fish and seafood for distribution to its stores.

         The Company's operational strategy for Captain D's restaurants is to increase comparable store sales through the continued introduction and promotion of distinctive, high quality menu items, emphasis on fast and reliable service, and maintianing a strong commitment to high food quality.

         HISTORY. Captain D's restaurants have been in operation in the southeastern United States since 1969. As of February 18, 1996, there were 605 Captain D's restaurants in operation, 294 of which are franchised. TPI Restaurants operates approximately 23% of the franchised Captain D's restaurants. The Company opened its first Captain D's restaurant in 1973 and presently operates 68 Captain D's restaurants in Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee. The Company opened one Captain D's restaurant in 1995. This restaurant replaced a unit which was destroyed by fire in 1995. Since December 31, 1995, the Company has closed one underperforming restaurant.

EMPLOYEES

         As of December 31, 1995, the Company had approximately 9,870 employees, including approximately 9,600 restaurant employees, 90 headquarters personnel and 180 commissary personnel. Employment in Shoney's and Captain D's restaurants is seasonal and is highest in the second and third quarters.

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

         A point of sale system has been installed in all of the 68 Captain D's restaurants. This system enhances management's ability to evaluate sales, costs, and menu preferences and to quickly make modifications where necessary to achieve desired margins. The Company is currently testing a point of sale system in nine of its Shoney's restaurants.

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

ACQUISITION AND DISTRIBUTION OF FOOD AND SUPPLIES

         To achieve consistent food quality and control costs, the Company centrally purchases all major food and supply items used in its restaurants. These items, which account for 98.7% of all food and supplies used, are delivered to the Company's commissary centers in Memphis, Tennessee and Charlotte, North Carolina, from which they are redistributed at least twice weekly to its restaurants. The Memphis distribution center contains 80,000 square feet of storage area, and the Charlotte distribution center contains 70,000 square feet of storage area. Since 1990, the range of products provided from the commissary has been significantly expanded from that provided in prior years. The commissary centers are able to control costs by purchasing food and supply items in bulk quantities in anticipation of future needs and price increases.

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

RESERVED AREA AND LICENSE AGREEMENTS

         SHONEY'S. The Company operates its Shoney's restaurants under a series of reserved area agreements, pursuant to which Shoney's, Inc. has granted the Company the exclusive right to develop Shoney's restaurants within specified geographic areas, and license agreements entered into between the Company and Shoney's, Inc. The existing license agreements for Shoney's restaurants generally provide for 20-year terms with 20-year renewal options subject to the satisfaction of certain conditions. The current expiration dates of the Shoney's restaurant license agreements, including renewals, range from 2016 to 2033. In 1995, the average royalty fee paid by the Company for its Shoney's restaurants was 1.9% of gross sales compared to 3.5% which new franchisees are currently being required to pay. Shoney's restaurants built by the Company pursuant to its reserved area agreements will be subject to varying royalty rates of up to 3.0% of sales.

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

         Several of the Company's reserved area agreements include expansion schedules requiring the Company to develop a minimum number of stores over a defined period of time. The reserved area agreement for 28 counties in Texas, which covers Fort Worth and much of Dallas County, requires the development of 14 Shoney's restaurants over a nine year period ending in 1999. To date, the Company has opened four restaurants in the reserved area. The Company's development agreements for expansion of the Shoney's concept in certain parts of Broward and Palm Beach Counties in south Florida, northwest Harris County, Texas, Maricopa County, Arizona, and Michigan were extended during 1995 resulting in new store building requirements to begin in 1996. Due to the pending Shoney's, Inc. Sale Transaction, the Company does not intend to build any Shoney's or Captain D's in 1996. (See discussion at Liquidity and Capital

Resources). The current amended agreement requires the development of six restaurants in the Florida area by 2004, six restaurants in the Harris County area by 1999, three stores in the Arizona area by 1999, and eleven stores in the Michigan area by 2001. During 1995, one store opened in the Florida area. If the above schedules are not satisfied, Shoney's, Inc. has the right to terminate the Company's exclusive rights in these areas. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations). The reserved area agreements permit the Company to open as many Shoney's restaurants as it deems desirable within such reserved territories in compliance with the terms of the reserved area agreement, in addition to those required to be opened in accordance with the development schedule.

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

CAPTAIN D'S.

         The Company's Captain D's restaurants are operated under individual license agreements with Shoney's, Inc. The Company has the right to develop Captain D's in 124 counties in seven southeastern states (Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee). The Company must open an aggregate of 30 new Captain D's restaurants by July 11, 2011, at an approximate rate of two restaurants per year. The reserved area agreement permits the Company to open as many Captain D's restaurants as it deems desirable within its reserved territories in addition to those required to be opened in accordance with the development schedule. The reserved area agreement provides that Shoney's, Inc. may terminate the reserved area agreement (I) upon the default by Restaurants under the terms of any license agreement for operation of a Captain D's restaurant or (ii) after July 11, 2011, upon the expiration of more than 10% of Restaurants' license agreements for Captain D's restaurants (without replacing those restaurants within two years following such expiration).

         The Company's existing license agreements for Captain D's restaurants generally provide for 20-year terms with two 20-year renewal options subject to the satisfaction of certain conditions. The current expiration dates of the license agreements, including renewals, assuming compliance with the expansion schedule in the Captain D's reserved area agreement, range from 2035 to 2052. In 1995, the average royalty paid to Shoney's, Inc. by the Company's Captain D's restaurants was 1.5% of sales.

ADVERTISING AND PROMOTION

         The license agreements for the Company's Shoney's and Captain D's restaurants require that the Company pay fees equal to 0.35% and 0.65% of sales, respectively, in addition to its franchise fees, which are put into production funds and used by the franchisor to produce radio and television commercials and printed advertising materials. Shoney's, Inc. uses such commercials in its nationwide advertising and marketing program. The Company is also required to spend for local marketing on its own behalf and through a cooperative in which other franchisees and Shoney's, Inc. participate. The aggregate amount spent by the Company in 1995 for such advertising, inclusive of the fee paid to the franchisor described above to the production funds, was approximately 3.6% of sales. As part of such local marketing, the Company purchases television and radio spots to air commercials produced by the franchisor. Through such advertising, management believes that Shoney's and Captain D's have a high level of name recognition and positive customer perceptions on key attributes of food quality, service and atmosphere. As part of its marketing program, the Company offers several weekly promotions, including free nights for children, a special senior citizens' menu and "all-you-care-to-eat" seafood buffets at Shoney's restaurants. In addition, the Company has increased its reliance on radio and television advertising and reduced its reliance on coupon and billboard advertising.

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

         TPI Insurance Corporation, a wholly-owned subsidiary of the Company, was incorporated in 1993 and is licensed as a pure captive insurance company in the state of Hawaii and must comply with all rules and regulations set forth by the state's insurance commission.

          The Company believes it is in material compliance with the regulations to which it is subject.

OTHER ACTIVITIES

         Insurex Agency, Inc., a wholly-owned subsidiary of Restaurants ("Insurex"), was organized as a Tennessee corporation in 1975 for the purpose of acting as agent for property and casualty, workers' compensation, life and health and other insurance policies for Restaurants, other corporations and the general public. Approximately 98% of the insurance premiums written by Insurex are for insured entities not affiliated with Restaurants.

         Insurex Benefits Administrators, Inc., a wholly-owned subsidiary of Restaurants ("IBA"), was organized as a Tennessee corporation in 1989 for the purpose of operating as a third party administrator of medical and dental claims for Restaurants and other corporations. Approximately 80% of IBA's revenues are from other corporations.

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

         Maxcell Telecom Plus, Inc.'s, a wholly-owned subsidiary of the Company ("Maxcell"), original business plan was to create a cellular telephone network that would operate throughout the southeastern United States. In 1986, Maxcell disposed of substantially all of its remaining interests in the cellular business. Since 1986, Maxcell has had no operations. Beginning in late 1988, and extending to 1989, Maxcell invested approximately $150,000 to participate in lotteries held by the Federal Communication Commission ("FCC") for rights to develop cellular systems for approximately 300 markets. Maxcell continues to have outstanding applications for markets which may be re-lotteried by the FCC. Maxcell does not intend to apply for any new permits from the FCC or to conduct any non-restaurant business (See Item 3 "Legal Proceedings").

DISCONTINUED OPERATIONS

         Discontinued operations for 1995 include a gain of $10.1 million, net of income taxes of $6.4 million, related to the settlement of a lawsuit filed by Maxcell (See Item 3 "Legal Proceedings" and Note 11 to the Consolidated Financial Statements).

         On May 28, 1993 the Company, through its wholly owned subsidiary, TPI Entertainment, Inc. ("Entertainment"), completed the sale of its 50% interest in Exhibition Enterprises Partnership, a partnership with Cinema Enterprises, Inc., a wholly-owned subsidiary of American MultiCinema, Inc. for $17,500,000. As a result of this transaction, the Company recognized a gain of $5,272,000, net of income taxes of $2,717,000 in the year ended December 26, 1993.


ITEM 2.  PROPERTIES

GENERAL

         The Company's headquarters are at 3950 RCA Boulevard, Suite 5001, Palm Beach Gardens, Florida. This facility consists of 38,000 square feet under a lease expiring in 2004 and provides for an annual base rental of $331,000. The lease requires the Company to pay certain operating expenses and contains escalation clauses relating to real estate taxes and the like.

         The Company's prior executive offices were located at 777 South Flagler Drive, West Palm Beach, Florida, where it occupied approximately 4,800 square feet of space under a lease expiring in 1999 and providing for an annual base rent of approximately $119,000.

         Restaurants operates its commissary centers in leased facilities in Memphis, Tennessee and Charlotte, North Carolina consisting of 80,000 and 70,000 square feet of storage area in each location, respectively.

         Insurex and IBA offices are located at 1835 Union Avenue, Memphis, Tennessee where they occupy approximately 12,000 square feet of space under a lease expiring in 2006 and providing for an annual base rent of approximately $131,000 in 1996 and $118,000 for 1997 - 2006.

RESTAURANTS

         The following table sets forth certain information regarding Restaurants' restaurant properties as of March 15, 1996:

                               Land and         Land Leased,         Land and
                               Building           Building           Building
    Type of Restaurant          Owned               Owned             Leased                Total
 ------------------------      --------         ------------         --------               -----
 Shoney's  .............         69                   38                 81                  188

 Captain D's ...........         28                   25                 15                   68
                                 --                   --                 --                  ---
                                 97                   63                 96                  256
                                 ==                   ==                 ==                  ===

         Most of the restaurant leases provide for 10 to 25 year initial terms, with renewal options by Restaurants for additional periods ranging from 5 to 15 years. The leases generally have rents which are the greater of a fixed minimum amount or a percentage of gross sales ranging from 1.0% to 6.5%. The following table summarizes the expiration dates of the original or current terms of all of Restaurants' leases and the number of related leases currently having renewal options. A majority of the leased properties are leased from others under non-cancelable agreements.

                                                                                                 NUMBER WITH
                                                                              NUMBER OF           RENEWABLE
 LEASE TERM EXPIRES                                                            LEASES              OPTIONS
 ------------------                                                           ---------          -----------
 1996      ...............................................................         4                   3

 1997-2000 ...............................................................        67                  51

 2001-2005 ...............................................................        51                  42

 2006-2010 ...............................................................        56                  55

 2011-2014 ...............................................................         5                   2
                                                                                 ---                 ---
                                                                                 183                 153

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

ITEM 3.  LEGAL PROCEEDINGS

MAXCELL TELECOM PLUS, INC. ET AL., V. MCCAW CELLULAR COMMUNICATIONS, INC. ET AL.

         On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell, filed a complaint against McCaw Cellular Communications, Inc. ("McCaw"), Charisma Communications Corp. ("Charisma") and various related parties, related to McCaw's failure to disclose the existence of a side agreement between McCaw and Charisma to share in the net profits from the resale of certain cellular properties which were sold by the Company to McCaw. The Company sought recision of the sales contract and damages based upon the defendant's alleged fraudulent misrepresentation, breach of fiduciary duty, conspiracies and tortious interference with contracts. On November 2, 1995, the Company and Maxcell entered into a settlement agreement with AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc.) relating to this lawsuit (the "Maxcell Settlement"). The Maxcell Settlement, which was approved by the court in December 1995, provides for a total payment to Maxcell of $30.0 million which was received subsequent to year end. The financial statements include a gain of $10.1 million, net of taxes, at December 31, 1995 after recording contingency fees and expenses of approximately $13.5 million related to the Maxcell Settlement. The expenses include $1.8 million payable under certain agreements with two former employees.

READING COMPANY AND JAMES J. COTTER V. TPI ENTERPRISES, INC.

         On March 7, 1995, a civil action captioned Reading Company and James
J. Cotter v. TPI Enterprises, Inc., 95 Civ. 1579 was filed in the United States District Court for the Southern District of New York. The plaintiffs allege inter alia breach of contract and seek damages of $1.25 million plus interest, punitive damages and attorney's fees in connection with the sale to a subsidiary of American Multi-Cinema, Inc. of Entertainment's interest in Exhibition Enterprises Partnership (the "Partnership") in April 1991. The Company's attorneys are unable at this time to state the likelihood of an unfavorable outcome. Management does not believe that the ultimate outcome will have a material adverse effect on the operating results or financial position of the Company.

PORPOISE ASSET MANAGEMENT AND LAWRENCE CAPITAL MANAGEMENT, INC. V. J. GARY SHARP, ET AL.; BROCK WEINER V. TPI ENTERPRISES, INC., ET AL. AND CRANDON CAPITAL PARTNERS, ET AL. V. TPI ENTERPRISES, INC., ET AL.

         During 1995, three shareholder suits were filed against the Company and its Board of Directors. The plaintiffs allege, among other things, that the Company's shareholders will receive inadequate consideration in the proposed Shoney's, Inc. Sale Transaction, that the proposed transaction is the result of unfair dealing and economic coercion and that the Directors have breached their fiduciary duties to the Company's shareholders to maximize shareholder value. The plaintiffs seek class action status and to enjoin the proposed transaction and recover damages. The Company announced on March 18, 1996 that it had signed a letter of understanding dated March 15, 1996 for the settlement of these three lawsuits. This letter of understanding followed the execution on March 15, 1996 of the Agreement. The settlement would entail the payment of up to $250,000 in legal fees and expenses and the consolidation and settlement of the three lawsuits and is subject to several conditions, including confirmatory discovery, court approval of the settlement and the closing of the Shoney's, Inc. Sale Transaction. The Company has recorded a liability at December 31, 1995 for $250,000. This amount is to be paid to counsel to the plaintiffs.

TPI RESTAURANTS, INC. V. MARLIN SERVICES, INC., MARLIN ELECTRIC, INC., D/B/A/ MARLIN SERVICES AND THE AETNA CASUALTY AND SURETY COMPANY AND MARLIN ELECTRIC, INC. V. TPI RESTAURANTS, INC. AND RELATED MATTERS

         On March 7, 1996, the Company filed a civil action in the Circuit Court of Palm Beach County; captioned TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a/ Marlin Services, Inc. ("Marlin") and The Aetna Casualty and Surety Company. The Company contends among other things that Marlin breached the terms of a maintenance service agreement that Restaurants had entered into with Marlin by failing to perform timely maintenance as required by the agreement, overcharging for parts and materials, improperly billing for labor and improperly charging for overhead. On March 7, 1996, Marlin filed a separate action in the U.S. District Court of Virginia against Restaurants alleging among other things that Restaurants breached its contract with Marlin by failing to pay amounts owed under the contract. Marlin claims damages in excess of $2.2 million through March, 1996. The Company's attorneys are unable at this time to state the likelihood of a favorable or unfavorable outcome in these actions.

         Subsequent to the end of the year, the Company has been contacted by a number of subcontractors employed by Marlin. These subcontractors have indicated that they have not been paid, for certain services performed and that they are entitled to mechanic's and/or materialman's liens on the Company's restaurants. The Company is unable at the present time to determine what liability, if any, exists to these and other subcontractors. Management does not believe that the liability related to this suit or to subcontractors will have a material adverse effect on the operating results or financial position of the Company.

OTHER

         The Company and its subsidiaries are defendants in various other lawsuits arising in the ordinary course of business. While the result of any litigation contains an element of uncertainty, it is the opinion of the management of the Company that the outcome of such litigation will not have a material adverse effect on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in its entirety in the Proxy Statement.

         The following sets forth certain information regarding the Company's executive officers as of March 18, 1996:

                  NAME                               AGE             POSITIONS HELD WITH THE COMPANY
- -------------------------------------               -----       ---------------------------------------------
J. Gary Sharp                                         49        President and Chief Executive Officer of TPI
                                                                Enterprises; President and Chief Operating
                                                                Officer of TPI Restaurants; Director of TPI
                                                                Enterprises and TPI Restaurants

Frederick W. Burford                                  45        Executive Vice President, Chief Financial
                                                                Officer of TPI Enterprises; Vice President,
                                                                Chief Financial Officer and Treasurer of TPI
                                                                Restaurants; Director of TPI Enterprises and
                                                                TPI Restaurants

Haney A. Long, Jr.                                    50        Senior Vice President, Procurement and
                                                                Distribution of TPI Restaurants; Director of
                                                                TPI Restaurants

         J. Gary Sharp was an employee of Shoney's, Inc. from 1969 through 1986 holding positions ranging from store manager to Group Vice President of all of Shoney's, Inc.'s operations. Mr. Sharp left Shoney's, Inc. in 1986 to own and operate franchises in Orlando, Florida and was President of Sharp Concepts, Inc. from 1985 through September, 1989. Mr. Sharp has served as President, Chief Operating Officer and a Director of TPI Restaurants since 1989 and as President and Chief Executive Officer of the Company since January 1995. Mr. Sharp was elected a Director of TPI Enterprises in March, 1993.

         Frederick W. Burford joined TPI Restaurants in November 1991, after 14 years in top management positions at the Promus Companies (formerly Holiday Corporation). Mr. Burford was a Corporate Vice President and served in capacities as both Treasurer and Controller at the Promus Companies. Mr. Burford was elected Vice President, Chief Financial Officer, Treasurer and a Director of TPI Restaurants in November 1991. Mr. Burford was named Executive Vice President, Chief Financial Officer and a Director of the Company in March 1993.

         Haney A. Long, Jr. joined TPI Restaurants in November, 1989 as Senior Vice President of Procurement and Distribution. Prior to joining the Company, Mr. Long served as Senior Vice President of Procurement at Rich SeaPak Corporation between 1979 and 1989. He also served as Executive Director of Commissary Operations for Shoney's, Inc., between 1975 and 1977. He was elected Director of TPI Restaurants in June 1993.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

         The Company's common shares are traded in the National Market System of the over-the-counter market (NASDAQ symbol: TPIE). As of March 22, 1996, there were approximately 1,995 shareholders of record of the Company's common shares. The following table sets forth, for the periods indicated, the high and low sales prices, as reported by the National Quotation Bureau, Incorporated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         The Company has never paid any dividends on its common stock, however in connection with the proposed Shoney's, Inc. Sale Transaction, the Company expects to make one or more liquidating distributions to its Shareholders in the form of Shoney's, Inc. common stock and cash in connection with the Shoney's, Inc. Sale Transaction. (See Note 2 to the Company's consolidated financial statements). The Company's 8 1/4% Convertible Subordinated Debentures, 5% Convertible Senior Subordinated Debentures and Second Amended and Restated Credit Agreement (the "Credit Facility") all currently restrict the payment of dividends while the debt remains outstanding. However, the Shoney's, Inc. Sale Transaction contemplates that such restrictions would be eliminated either by the retirement or assumption of the obligations by Shoney's, Inc. at the consummation of the transaction and, therefore, the Company would be able to pay dividends to its shareholders after such time.


                           1995                             1994                             1993
                -------------------------          ---------------------           -----------------------
                  High             Low               High          Low              High             Low
                --------         --------          --------       ------           -------          ------
 First
 Quarter        $6 1/4           $3 11/16          $10 3/8        $6 7/8           $10 7/8          $8 1/8

 Second
 Quarter         6 3/8            4 1/8              9 3/16        5 3/4            10 1/2           7 1/2


 Third
 Quarter         5 1/16           3 7/8              7 9/16        6                12               9 3/8

 Fourth
 Quarter         4 1/4            2 9/16             6 1/2         3 1/2            12 1/2           9 3/4

ITEM 6.  SELECTED  FINANCIAL  DATA

         In 1995, the Company recorded a gain of $10.1 million, net of taxes, resulting from a litigation settlement (Note 11 to the Company's consolidated financial statements) and recognized a $17.0 million provision for asset valuation resulting from the Shoney's, Inc. Sale Transaction (Note 2 to the Company's consolidated financial statements). The Company recognized a $5.3 million gain, net of tax, in 1993 following the sale of its remaining interest in the Partnership and provided $35.0 million for restructuring charges. During 1992, the Company recorded an extraordinary loss, net of tax, of $11.9 million in connection with an early extinguishment of debt. Discontinued operations in 1991 include a gain of $17.5 million from the settlement of litigation with Siemens Information Systems, Inc., and a gain of $7.9 million related to the Partnership.

                                                                    STATEMENT OF OPERATIONS DATA
                                                                          FISCAL YEAR ENDED
                                        --------------------------------------------------------------------------------------
                                        DECEMBER 31,        DECEMBER 25,      DECEMBER 26,       DECEMBER 31,     DECEMBER 31,
                                           1995                1994               1993               1992             1991
                                        ------------        ------------      ------------       ------------     ------------
                                                            (Dollars in thousands, except per share data)
Revenues  ..........................     $283,578            $287,384           $289,439          $277,390          $261,130
Income (loss) from
  continuing operations ............      (11,309)             (3,717)           (36,488)              662           (12,053)
Income (loss) before extraordinary
  item and cumulative effect of
  accounting changes ...............       (1,196)             (3,717)           (31,215)              662            10,667
Net income (loss) ..................       (1,196)             (3,717)           (31,215)          (14,125)           10,667
Income (loss) per share from
  continuing  operations ...........         (.55)               (.18)             (1.81)              .04              (.63)
Net income (loss) per share ........         (.06)               (.18)             (1.55)             (.77)              .55

                                                                        BALANCE SHEET DATA
                                        ---------------------------------------------------------------------------------------
                                        DECEMBER 31,        DECEMBER 25,       DECEMBER 26,      DECEMBER 31,      DECEMBER 31,
                                           1995                1994               1993              1992              1991
                                        ------------        ------------       ------------      ------------      ------------
                                                                         (Dollars in thousands)
Working capital
  (deficiency) .....................     $(23,065)           $ (17,972)         $ (10,796)        $  2,734          $  28,123
Total assets  ......................      248,876              254,496            258,839          255,607            282,794
Short-term obligations .............       24,231                3,725              1,728            5,278             18,905
Long-term obligations including
  minority interest ................       81,628              107,721            106,773          110,937            107,710
Shareholders' equity  ..............       66,866               67,570             70,559           83,650             97,318

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

REVENUES

         Revenues for 1995 which include 53 weeks versus 52 weeks in 1994 decreased 1.3% or $3.8 million to $283.6 million. Excluding an increase in revenue of $5.0 million attributable to the additional week in 1995, same store sales for the Shoney's concept declined 3.9% or $9.1 million and same store sales for the Captain D's concept increased 1.2% or $.6 million. Comparable store sales exclude the first twelve weeks of a new restaurant's operations which accounts for $.5 million of revenues in 1995. New stores accounted for $1.0 million of 1995 revenues. Revenues for 1994 include $1.8 million for units closed during 1994. Revenues of $3.0 million and expenses of $2.8 million related to units provided for in the 1993 reserve for restructuring have been excluded from the 1995 statement of operations.

         The Company is the largest franchisee of Shoney's, Inc. As a franchisee, the Company is highly dependent upon the franchisor for marketing, training, product development and restaurant procedures in order to be successful. During 1995, the Shoney's concept, and therefore the Company's Shoney's restaurants, have faced problems which led to declines in comparable stores sales. Management believes that this decline in comparable store sales is the result of numerous factors including a more competitive environment and a decline in operational performance. In addition to these factors, comparable store sales were also effected in the fourth quarter by negative publicity on food handling procedures. Shoney's, Inc. was included, along with restaurants of several other national restaurant chains, in a national television "news magazine" program on restaurant industry cleanliness and food handling practices. Following the airing of this program, the Company's Shoney's concept experienced declines in comparable store sales. The Company, in connection with Shoney's, Inc., is in the process of rolling out various programs to focus on the softness in comparable store sales. An example of one program is Shoney's, Inc.'s new marketing strategy, which features Andy Griffith serving as a celebrity spokesperson for Shoney's in a series of radio and television commercials along with related point of sale marketing materials. During the fourth quarter, the Company received the results of a Food and Drug Administration (FDA) evaluation of sanitation and safety of foods of the Shoney's concept. The evaluation included Shoney's, Inc. restaurants as well as some of the Company's restaurants. The Shoney's system received a marginal rating on the evaluation. As a result of this evaluation, the Company has implemented a "Serve Safe" program which is addressing the weaknesses noted in the evaluation. In fiscal 1996, the Company's comparable store sales have increased .4% in the Shoney's concept and .4% in the Captain D's concept through March 24, 1996.

         Although the Company has experienced some recent improvements in same store sales in the Shoney's concept, management has concluded that the overall concept must be improved in order to overcome the financial deterioration from the three-year decline in same store sales. Because the Company is a franchisee, its ability to make changes in the concept is limited.
Accordingly, management believes that the Company's ability to reverse the deterioration of operations in the Shoney's restaurants owned by the Company is largely beyond its own control and is dependent on Shoney's, Inc.

COSTS AND EXPENSES

         Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1995 and 1994 is shown below:

                                                                            1995                     1994
                                                                          --------                 --------
 Food, supplies and uniforms ...................................            36.6%                    35.8%
 Restaurant labor and benefits .................................            30.3%                    30.5%

 Restaurant depreciation and amortization  .....................             4.3%                     4.9%

 Other restaurant operating expenses ...........................            19.3%                    18.3%
                                                                            ----                     ----
                                                                            90.5%                    89.5%
                                                                            ====                     ====


         The Company's food costs suffered from price increases in several high volume commodities during 1995, including seafood, poultry and pork. These increases along with relatively fixed costs for supplies and uniforms resulted in increased food costs as a percentage of revenues. The decrease in labor costs during the current year at the Company's restaurants is due to a decline in workers' compensation. This decline in workers' compensation expense is due to a $3.5 million adjustment to workers' compensation in the fourth quarter of 1995 to decrease the Company's reserves to more accurately reflect its liabilities. If such adjustment had not occurred, restaurant labor and benefits costs would have been 31.5% of revenues or up 1% from 1994. This increase is a result of lower sales volumes pushing up the average labor costs for restaurant staff as well as additional labor being added at the restaurant level to improve customer service. Restaurant depreciation and amortization decreased in relation to the prior year due to the Shoney's South assets acquired by the Company in 1988 becoming fully depreciated in 1995. Other restaurant operating expenses increased as a percentage of revenues primarily due to increased repairs and maintenance expenses along with increased advertising costs. The increase in repairs and maintenance expenses in 1995 is primarily due to the increased aging of the buildings and equipment, as well as costs related to the implementation of a preventive maintenance program and start-up costs associated with a preventive maintenance contract. Subsequent to year-end, disputes have arisen under this contract relating to billing issues for the work performed. The Company terminated the contract in March, 1996 and is in litigation with the other party alleging breach of contract (See Item 3 and Note 11 to the Company's consolidated financial statements). The increase in advertising costs is primarily due to an increase in radio and television promotion begun during 1995.

         General and administrative costs for 1995 declined by 8% or approximately $1.9 million from 1994. This decrease is the result of cost cutting efforts and savings associated with the physical consolidation of the Company's corporate headquarters.

         The Company recorded a provision of $17.0 million for asset valuation in connection with the Shoney's, Inc. Sale Transaction (See Item 1 and Note 2 to the Company's consolidated financial statements).

         During 1995, the Company recorded a decrease in its restructuring reserve of approximately $5.9 million. This decrease princially resulted from the Company's decision to leave three restaurants open that had been provided for in the Company's restructuring reserve. (See "Restructuring Charges" below and Note 3 to the Company's consolidated financial statements).

         Operating income for 1995 declined 30.0% or $1.6 million excluding the provision for asset valuation in 1995 and restructuring charges in 1995 and 1994. This decrease was primarily driven by a 1.0% increase in food costs and a 3.8% increase in other restaurant operating expense, somewhat offset by lower general and administrative costs.

OTHER INCOME AND EXPENSES

         Interest income decreased ninety thousand dollars primarily due to a reduction in the investment balance held during the current year. Interest expense increased three hundred thousand dollars primarily due to a higher weighted average interest rate during 1995 as compared to 1994. (See Item 3 and Note 11 to the Company's consolidated financial statements).

DISCONTINUED OPERATIONS

         Discontinued operations for 1995 include a gain of $10.1 million, net of income taxes of $6.4 million, in connection with the Maxcell Settlement. (See Item 3 and Note 11 to the Company's consolidated financial statements).

1994 COMPARED TO 1993

REVENUES

         Revenues for 1994 decreased .7% or $2.0 million to $287.4 million due primarily to softness in same store sales at the Shoney's concept. New restaurants accounted for $7.3 million of 1994 revenues, while comparable store sales declined $9.3 million, or 4.3%, in the Shoney's concept and increased $2.6 million or 6.0% in the Captain D's concept. The first twelve weeks of a new restaurants' operations are excluded from the comparable store sales computation. Revenues for 1993 include $19.9 million relating primarily to 27 under-performing units, which were either closed subsequent to the second quarter of 1993 or are scheduled to be closed in accordance with the Company's restructuring plan adopted in 1993. Revenues and expenses related to units provided for in the reserve for restructuring have been excluded from the 1994 statement of operations.

COSTS AND EXPENSES

         Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1994 and 1993 is shown below.


                                                                       1994                  1993
                                                                      ------                ------
 Food, supplies and uniforms ...............................           35.8%                 35.2%
 Restaurant labor and benefits .............................           30.5%                 31.2%

 Restaurant depreciation and amortization  .................            4.9%                  4.7%
 Other restaurant operating expenses .......................           18.3%                 17.7%
                                                                       ----                  ----
                                                                       89.5%                 88.8%
                                                                       ====                  ====

         The Company's food costs suffered from price increases in several high volume commodities during 1994, including shrimp and cooking oil. These increases along with relatively fixed costs for supplies and uniforms resulted in increased food costs as a percentage of revenues. The decrease in labor costs during the current year at the restaurants was due to a decline in workers' compensation. This decline in workers' compensation expense was primarily due to a $4.5 million adjustment to workers' compensation in the fourth quarter of 1993 to increase the Company's reserves to more accurately reflect the likely outcome of its liabilities. Restaurant depreciation and amortization increased in relation to the prior year due to the full year depreciation expense related to the 18 newly constructed units during 1993. Other restaurant operating expenses increased as a percentage of revenues primarily due to increased repairs and maintenance expenses along with increased advertising costs. The increase in repairs and maintenance expenses in 1994 was primarily due to the increased aging of the buildings, cleaning and repair costs of the carpets installed in various store locations during 1993, and increased restocking of smallwares. The increase in advertising costs was primarily due to promotional outdoor advertising begun during 1994.

         General and administrative expenses for 1994 decreased $4.7 million in relation to 1993 due to decreased workers' compensation and general liability expense for the Company and decreased salary expense associated with a reduction in corporate staff along with a decrease in executive compensation. The decrease in workers' compensation and general liability expense is primarily due to an increase in the reserves at the end of 1993 to better reflect the likely outcome of its liabilities.

         Operating income for 1994 rose 84.8% or $2.4 million, excluding the restructuring charges in 1994 and 1993. This increase was primarily driven by a 16.5% decrease in general and administrative expenses, which was somewhat offset by slightly higher food costs and other restaurant operating expenses.

OTHER INCOME AND EXPENSES

         Interest income decreased $.26 million primarily due to a reduction in the investment balance held during the current year. Interest expense declined $.3 million primarily due to a lower weighted average interest rate during 1994 as compared to 1993.

RESTRUCTURING CHARGES

         The Company adopted a restructuring plan as of the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of their current lease terms, and restructuring divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company recorded $19.8 million of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. As of December 31, 1995, the Company has closed 22 restaurants with plans to close one more restaurant, and has determined that eight restaurants should stay open. Management is still evaluating the timing of the closing of the remaining restaurant. During 1995, the Company reduced its restructuring reserve by $5.1 million due to a change in estimate as a result of management's decision to leave three restaurants open and due to management being able to buyout of certain leases at more favorable terms than originally estimated.
The Company was also able to dispose of some locations for amounts in excess of the original estimates and had lower than expected costs at other locations. The restructuring reserve was also reduced by $2.2 million during 1995 for expenditures and asset write-offs related to the other 23 units.

         With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets has been permanently impaired, and accordingly, provided $4.5 million primarily for the write-down of assets at the end of 1993. The Company has closed three of these units prior to or upon the expiration of their current lease terms. The Company's restructure plan also called for two additional units to be closed by December 31, 1995. Due to the proposed Shoney's, Inc. Sale Transaction, management is still evaluating the timing of closing of these two restaurants (See Note 2 to the Company's consolidated financial statements). The reserve for restructuring was increased by $.1 million during 1995 for the write-down of assets and increased by $.7 million for a change in estimate.

         With respect to the Company's restructuring of its divisional management and consolidation of the Company's corporate offices, the Company paid out approximately $2.3 million related to the restructuring reserve of which $1.0 million was for severance.

         In addition to these reserves, the Company also has a reserve related to units that were closed prior to 1993 and for the sale of vacant properties. During 1995, the restructuring reserve was reduced by approximately $1.1 million resulting from expenditures and asset write-downs and by $.8 million for changes in original estimates for the costs of disposal.

         At December 31, 1995, the Company's reserve for restructuring of $11.6 million represents the amounts owed for lease and other expenses. The Company has classified $3.5 million of the restructure as a current liability at December 31, 1995. The Company also has an allowance for restructuring of $8.8 million recorded on its balance sheet for the write off of assets. The reserve for restructuring includes management's best estimates of the remaining liabilities associated with its restructuring and the net realizable value of property. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates of these amounts will change in the near term. Revenues of $3.0 million and expenses of $2.8 million related to units provided for in the restructuring reserve have been excluded from the 1995 statement of operations.

estimates of these amounts will change in the near term. Revenues of $3.0 million and expenses of $2.8 million related to units provided for in the restructuring reserve have been excluded from the 1995 statement of operations.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital declined from a deficit of $18.0 million in 1994 to a deficit of $23.1 million in 1995 due primarily to the classification of the Credit Facility as a current liability in 1995. The Credit Facility matures June 3, 1996, unless extended by the banks. This reduction was somewhat offset by an increase in current assets as a result of the Company recording a receivable for $30.0 million for the Maxcell Settlement at December 31, 1995. The Company also recorded a current liability of approximately $13.5 million for the expenses associated with the Maxcell Settlement.

         Approximately 88% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 3 days. Since the Company's payables are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit. However, as a result of the maturity of the Credit Facility, the working capital deficit as of December 31, 1995 was significantly higher than in prior years and if the Shoney's, Inc. Sale Transaction is not consummated, the facility should be replaced with long-term financing.

         Net cash provided by operating activities decreased from $12.7 million in 1994 to $.1 million in 1995 due in part to a decrease in cash provided from operations. Other factors contributing to this decline are increases in accounts receivable and inventories balances and reductions in various accruals and amounts owed under the Company's restructuring plan. In addition to these factors, net cash provided in 1994 included a $2.5 million receipt of a federal income tax refund.

         Net cash used in investing activities decreased $10.1 million from 1994. The decrease in cash used is primarily the result of the Company building fewer restaurants in 1995. The Company made $6.8 million in capital expenditures in 1995 compared to $19.4 million in 1994. Of the $6.8 million in capital expenditures in 1995, $.8 million was for the acquisition of a site and the completion of a Shoney's unit that was started in 1994, $.4 million for rebuilding a Captain D's unit that was destroyed by fire, $.7 million for the remodeling of four Shoney's restaurants and one Captain D's restaurant, $2.2 million for maintenance type capital expenditures and $.8 million relating to the new point of sale system. The remaining $1.9 million relates primarily to the relocation of the Company's headquarters to Florida during 1995 and the purchase of commissary equipment. Proceeds in 1995 include $1.1 million from the disposal of various restaurant properties and equipment and from the sale of excess property.

         The Company has various reserved areas with minimum development requirements for its Shoney's concept. Aggregate commitments beyond 1995 require 35 restaurants to be constructed in the Company's reserved areas in Phoenix, West Palm Beach, Michigan, Houston, and certain other counties in Texas prior to October 6, 2004. The Company also has the right to develop Captain D's restaurants in 124 counties in seven Southeastern states (Alabama, Arkansas, Georgia, Mississippi, North Carolina and Tennessee). To avoid termination of the reserved area agreement, the Company is required to open 30 additional Captain D's by July 11, 2011. Due to the pending Shoney's, Inc. Sale Transaction and the recent performance at Shoney's restaurants, the Company does not intend to build any Shoney's or Captain D's restaurants in 1996. In the event that the Shoney's, Inc. Sale Transaction does not occur, the Company will evaluate the requirements under these agreements and its available capital resources and work with Shoney's, Inc. to revise or extend them as needed. There can be no assurance that if the Shoney's, Inc. Sale Transaction does not occur, the Company will be able to revise or extend these reserved area agreements but management believes that an acceptable agreement could be reached with Shoney's, Inc. If an acceptable agreement can not be reached, Shoney's, Inc. could terminate these agreements.

         Net cash used in financing activities was $4.1 million in 1995 compared to $2.3 million provided in the prior year. The Company had a net reduction of $1.0 million on its Credit Facility and proceeds of $.3 million from the issuance of stock pursuant to employee stock plans. Other long-term debt payments of $3.4 million during 1995 related to payments on capital lease obligations and other long-term debt. In 1993, The Airlie Group L.P. and certain related parties made an investment in the Company which resulted in net proceeds of $29.1 million from the issuance of $15.0 million of convertible debentures and $15.0 million of common stock warrants. These proceeds were used to reduce borrowings under the Credit Facility and pay other long-term debt.)

         The Credit Facility with a syndicate of banks was amended and restated as of January 31, 1995. The Credit Facility, as amended, restricts total borrowings available under the Credit Facility to $40.0 million and revises certain financial covenant ratios and requires the collateralization of additional properties. On February 29, 1996 in anticipation of the proposed Shoney's, Inc. Sale Transaction, the Credit Facility was amended to revise certain financial covenant ratios to allow for a provision of up to $25 million to be taken by the Company as an asset valuation (See Note 2) to the consolidated financial statements.

         Borrowings under the Credit Facility are secured by all shares of the capital stock of Restaurants, whenever issued, intercompany debt of Restaurants owed to the Company and ground lease mortgages with respect to certain premises in which the land is currently leased but the building located thereon is owned by Restaurants. In addition, the banks have exercised their right to obtain, as security, assignments of other leases and/or mortgages on real property currently owned or subsequently acquired. However, the Company has rights to finance certain of these properties and obtain a release of the collateral under certain conditions. The Company has also agreed to reduce the outstanding Credit Facility whereby any amounts received by Restaurants in excess of $5.0 million from any asset sales, mortgage financing or sale/leasebacks will be applied 50% for general corporate purposes and 50% to the paydown of the revolving credit facility and commitment. The appropriate release of collateral will be made at the time of paydown. Restaurants may repay intercompany borrowings but may not transfer amounts to the Company except for the payment of a management fee not to exceed $2.5 million in each fiscal year and a dividend in an amount sufficient to pay interest on the Company's 5% Convertible Senior Subordinated Debentures and 8 1/4% Convertible Subordinated Debentures, in each case provided that no defaults under the Credit Facility exist either immediately before or after the transfer. Restaurants must also maintain certain financial ratios, including interest coverage ratios, senior debt service coverage ratios, and a minimum consolidated tangible net worth. Although the Company is currently in compliance with these financial ratios, the Company may not be in compliance with certain financial ratio requirements contained in the Credit Facility as of the end of the first quarter of 1996. At December 31, 1995, $21.4 million was outstanding on the Credit Facility and letters of credit in the amount of $10.6 million were outstanding, resulting in a remaining balance available to borrow of $8.0 million under the Credit Facility. As of March 25, 1996, $5.3 million is available for borrowings under the Credit Facility.

         As discussed in Note 2 to the Company's consolidated financial statements, the Company is seeking to complete the Shoney's, Inc. Sale Transaction no later than June 30, 1996. Under the terms of the Agreement, Shoney's, Inc. will assume or retire certain obligations of the Company including the Credit Facility, which matures June 3, 1996. The Company is discussing with its bank group the possibility of extending the Credit Facility until the closing date with Shoney's, Inc. The Company is also in discussions with respect to obtaining certain waivers of financial covenants which may be required for the first quarter of 1996. Additionally, the Company is discussing amendments or waivers to the financial covenants that may be necessary prior to closing. Management is of the opinion that the Company will be able to obtain such agreements. However, there can be no assurance that such agreements can be reached with respect to either extending the facility or amending or obtaining waivers to the financial covenants.

         The Company has outstanding $15.0 million of 5% Convertible Senior Subordinated Debentures, due 2003, convertible into common stock at $11 per share (the "Senior Debentures"). The Senior Debenture holders may require the Company to repurchase the Senior Debentures, in whole or in part, in certain circumstances involving a change in control of the Company. Restaurants has guaranteed the repayment of the Senior Debentures on a subordinated basis. As a condition to the closing of the Shoney's, Inc. Sale Transaction, the liabiblities associated with or arising out of the Senior Debentures shall have been satisfied in connection with the closing.

         In addition, the Company has outstanding $51.6 million of 8 1/4% Convertible Subordinated Debentures (the "Debentures"). The Debentures are convertible at the option of the holder into common shares of the Company at any time prior to maturity, unless previously redeemed or repurchased, at a conversion price of $6.50 per share, subject to adjustment in certain events. The Debentures mature on July 15, 2002 and are redeemable, in whole or in part, at the option of the Company at any time on or after July 15, 1995, initially at 105.775% of their principal amount and declining to 100% of their principal amount on July 15, 2002, together with accrued and unpaid interest. The Debenture holders may also require the Company to repurchase the Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the indenture covering the Debentures (the "Indenture"). However, a change in control, as defined in the Indenture, will create an event of default under the Credit Facility and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Indenture until the Credit Facility (and any other senior indebtedness of the Company and senior indebtedness of Restaurants with respect to which there is a payment default) has been repaid in full. The Debentures are unconditionally guaranteed (the "Guarantee") on a subordinated basis by Restaurants. The Debentures and the Guarantee are subordinated to all existing and future senior indebtedness, as defined in the Indenture, of the Company. The Indenture does not prohibit or limit the ability of the Company or any of its subsidiaries to incur additional indebtedness, including that which will rank senior to the Debentures. As a condition to closing of the Shoney's, Inc. Sale Transaction, the obligations of the Company under the Debentures must have been assumed by Shoney's and the Company released from all obligations thereunder.

         In the event the Shoney's, Inc. Sale Transaction does not close (See conditions to closing of the Shoney's, Inc. Sale Transaction in Item I - Business), management is of the opinion that the Company can renegotiate its Credit Facility or obtain alternative sources of financing. However, there can be no assurance that this can be accomplished or that the terms of the extended Credit Facility or alternative sources will be as favorable as those currently in place. In addition, management's opinion is a forward-looking statement; a number of factors could cause management's opinion to be incorrect including a return to a declining trend in same store sales, increased cost pressures, changes in external or internal conditions which make finding timely sources of cost effective capital impossible, and termination of the Shoney's transaction after further delays in closing. The amount outstanding on the Credit Facility at December 31, 1995 is $21.4 million with an additional $10.6 million outstanding on letters of credit. In the event the Shoney's, Inc. Sale Transaction is consummated, the Company will liquidate and distribute its assets, after making adequate provision for liabilities. (See Item 1 "Business".)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of TPI Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of TPI Enterprises, Inc., and its subsidiaries as of December 31, 1995 and December 25, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TPI Enterprises, Inc. and its subsidiaries as of December 31, 1995 and December 25, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31,1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

March 28, 1996
Memphis, Tennessee

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       DECEMBER 31,             DECEMBER 25,
                                                                           1995                    1994
                                                                       ------------             ------------
                                                                             (Dollars in thousands)
 CURRENT ASSETS:
    Cash and cash equivalents  ...................................      $  8,744                $ 17,228

    Accounts receivable - trade (net of allowance for doubtful
    accounts of $125 in 1995 and $59 in 1994)  ...................         1,248                     806

    Litigation settlement receivable .............................        30,000                     ---

    Inventories  .................................................        13,020                  11,969

    Deferred tax benefit .........................................         5,728                   5,666

    Other current assets .........................................         3,237                   3,256
                                                                        --------                --------

            TOTAL CURRENT ASSETS .................................        61,977                  38,925
                                                                        --------                --------


 PROPERTY AND EQUIPMENT (at cost)  ...............................       236,969                 240,394

    Less accumulated depreciation and amortization ...............        79,637                  70,401

    Less allowance for restructuring .............................         8,752                  12,430
                                                                        --------                --------

                                                                         148,580                 157,563
                                                                        --------                --------

 OTHER ASSETS:

    Goodwill (net of accumulated amortization of $9,431 in 1995           36,396                  37,675
    and $8,152 in 1994) ..........................................

    Less valuation allowance .....................................        17,000                     ---
                                                                        --------                --------

                                                                          19,396                  37,675

    Other intangible assets (net of accumulated amortization of
    $6,504 in 1995, and $5,157 in 1994)  .........................        18,298                  19,726

    Other  .......................................................           625                     607
                                                                        --------                --------

                                                                          38,319                  58,008
                                                                        --------                --------

                                                                        $248,876                $254,496
                                                                        ========                ========



                 See notes to consolidated financial statements

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                       DECEMBER 31,             DECEMBER 25,
                                                                           1995                    1994
                                                                       ------------             ------------
                                                                               (Dollars in thousands)
 CURRENT LIABILITIES:
    Current portion of long-term debt  ...........................      $ 24,231                $  3,725

    Accounts payable - trade .....................................        16,052                  15,565

    Accrued costs of litigation settlement .......................        13,537                     ---

    Accrued expenses and other current liabilities ...............        30,604                  36,889

    Income taxes currently payable ...............................           618                     718
                                                                        --------                --------

            TOTAL CURRENT LIABILITIES  ...........................        85,042                  56,897
                                                                        --------                --------


 LONG-TERM DEBT  .................................................        81,628                 107,721
                                                                        --------                --------

 RESERVE FOR RESTRUCTURING .......................................         8,162                  14,735
                                                                        --------                --------

 DEFERRED INCOME TAXES ...........................................         5,537                   5,663
                                                                        --------                --------

 OTHER LIABILITIES ...............................................         1,641                   1,910
                                                                        --------                --------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY:

    Preferred shares, no par value; 20,000,000 shares authorized;
     none issued and outstanding .................................           ---                     ---
    Common shares, $.01 par value; 100,000,000 shares authorized;
     33,402,553 and 33,241,118 issued in 1995 and 1994  ..........           334                     332

    Additional paid-in capital ...................................       226,454                 226,144

    Deficit  .....................................................       (90,157)                (88,961)
                                                                        --------                --------
                                                                         136,631                 137,515

    Less treasury stock, at cost, 12,805,266 and 12,846,094 common
            shares in 1995 and 1994  .............................        69,765                  69,945
                                                                        --------                --------

    TOTAL SHAREHOLDERS' EQUITY                                            66,866                  67,570
                                                                        --------                --------
                                                                        $248,876                $254,496
                                                                        ========                ========

                 See notes to consolidated financial statements

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FISCAL YEAR ENDED
                                                                  -----------------------------------------------
                                                                  DECEMBER 31,     DECEMBER 25,      DECEMBER 26,
                                                                      1995             1994              1993
                                                                  ------------     ------------      ------------
                                                                              (Dollars in thousands)
Restaurant revenues ..........................................     $ 283,578         $ 287,384         $ 289,439
                                                                   ---------         ---------         ---------
Costs and expenses:
         Food, supplies and uniforms  ........................       103,874           102,831           101,980
         Restaurant labor and benefits  ......................        85,889            87,644            90,263
         Restaurant depreciation and amortization ............        12,252            14,138            13,632
         Other restaurant operating expenses  ................        54,705            52,727            51,291
         General and administrative expenses  ................        21,993            23,906            28,641
         Provision for asset valuation  ......................        17,000               ---               ---
         Restructuring charges, net ..........................        (5,929)             (986)           35,082
         Other, net ..........................................         1,167               940               819
                                                                   ---------         ---------         ---------
                                                                     290,951           281,200           321,708
                                                                   ---------         ---------         ---------

Operating income (loss) ......................................        (7,373)            6,184           (32,269)
                                                                   ---------         ---------         ---------

Other income and expenses:
         Interest income  ....................................           243               337               593
         Interest expense ....................................       (10,529)          (10,238)          (10,539)
         Other  ..............................................           ---               ---              (109)
                                                                   ---------         ---------         ---------
                                                                     (10,286)           (9,901)          (10,055)
                                                                   ---------         ---------         ---------

Loss from continuing operations before income taxes ..........       (17,659)           (3,717)          (42,324)


Income tax expense (benefit)  ................................        (6,350)              ---            (5,836)
                                                                   ---------         ---------         ---------

Loss from continuing operations ..............................       (11,309)           (3,717)          (36,488)

Discontinued operations:
         Litigation settlement income, net  ..................        10,113               ---               ---
         Gain on disposal of discontinued operations, net ....           ---               ---             5,273
                                                                   ---------         ---------         ---------
                                                                      10,113               ---             5,273
                                                                   ---------         ---------         ---------
Net loss                                                           $  (1,196)        $  (3,717)        $ (31,215)
                                                                   =========         =========         =========





                 See notes to consolidated financial statements

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (CONTINUED)

                                                                          FISCAL YEAR ENDED
                                                            ------------------------------------------------
                                                            DECEMBER 31,      DECEMBER 25,      DECEMBER 26,
                                                               1995              1994              1993
                                                            ------------      ------------      ------------
                                                             (Dollars in thousands, except per share data)
 Primary income (loss) per common share:

      Continuing operations  .............................    $ (.55)           $ (.18)           $ (1.81)

      Discontinued operations  ...........................       .49               ---                .26
                                                              ------            ------            -------

      Net loss per common share  .........................    $ (.06)           $ (.18)           $ (1.55)
                                                              ======            ======            =======
      Weighted average number of common and common
       equivalent shares outstanding .....................    20,526            20,415             20,127
                                                              ======            ======            =======


                 See notes to consolidated financial statements

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FISCAL YEAR ENDED
                                                                  -------------------------------------------------
                                                                  DECEMBER 31,      DECEMBER 25,       DECEMBER 26,
                                                                      1995              1994               1993
                                                                  ------------      ------------       ------------
                                                                               (Dollars in thousands)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss from continuing operations.........................    $(11,309)          $ (3,717)          $(36,488)
                                                                   --------           --------           --------
     Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
        Depreciation and amortization .........................      17,280             19,216             18,046
        Deferred income taxes .................................        (188)                (3)            (2,501)
        Reserve for restructuring .............................      (5,929)              (667)            35,100
        Provision for asset valuation .........................      17,000                ---                ---
        Changes in assets and liabilities:
          Accounts receivable - trade  ........................        (442)               178                 79
          Inventories .........................................      (1,051)              (545)             3,488
          Other current assets  ...............................         (20)             2,258               (777)
          Other assets ........................................        (660)               752             (1,415)
          Accounts payable - trade ............................         486             (4,345)             4,688
          Accrued expenses and other current liabilities.......      (3,687)             3,365              7,424
          Reserve for restructuring ...........................      (4,625)            (3,370)            (4,703)
          Income taxes currently payable ......................      (6,450)                69             (4,188)
          Other liabilities ...................................        (269)              (517)            (1,878)
                                                                   --------           --------           --------
            Total adjustments .................................      11,445             16,391             53,363
                                                                   --------           --------           --------
        Net cash provided by continuing operations.............         136             12,674             16,875
                                                                   --------           --------           --------
     DISCONTINUED OPERATIONS:
          Gain on disposal discontinued operations.............      10,113                ---              5,273
          Accounts receivable litigation settlement............     (30,000)               ---                ---
          Accrued costs litigations settlement.................      13,537                ---                ---
          Assets held for sale.................................         ---                ---              7,493
          Income taxes.........................................       6,350                ---              2,717
                                                                   --------           --------           --------
        Net cash provided by discontinued operations...........           0                ---             15,483
                                                                   --------           --------           --------
        Net cash provided by operating activities..............         136             12,674             32,358
                                                                   --------           --------           --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment  .....................      (6,795)           (19,402)           (43,867)
   Acquisition of businesses, net of cash received  ...........         ---                ---             (4,660)
   Disposition of property and equipment  .....................       2,219              5,054              5,230
   Other  .....................................................          39                (16)               115
                                                                   --------           --------           --------

        Net cash used in investing activities .................    $ (4,537)          $(14,364)          $(43,182)
                                                                   --------           --------           --------

                 See notes to consolidated financial statements

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)

                                                                                FISCAL YEAR ENDED
                                                                  -------------------------------------------------
                                                                  DECEMBER 31,      DECEMBER 25,       DECEMBER 26,
                                                                      1995              1994               1993
                                                                  ------------      ------------       ------------
                                                                               (Dollars in thousands)
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on Credit Facility ...............     $ (1,000)         $  3,400           $ (18,550)
   Common shares issued .......................................          312               576              17,204
   Proceeds from 5% Convertible Senior Subordinated
     Debentures ...............................................          ---               ---              15,000
   Other long - term debt payments  ...........................       (3,395)           (1,722)             (7,186)
                                                                    --------          --------           ---------

   Net cash provided by (used in) financing activities ........       (4,083)            2,254               6,468
                                                                    --------          --------           ---------

 Net increase (decrease) in cash and cash equivalents..........       (8,484)              564              (4,356)

 Cash and cash equivalents, beginning of year  ................       17,228            16,664              21,020
                                                                    --------          --------           ---------

 Cash and cash equivalents, end of year  ......................     $  8,744          $ 17,228           $  16,664
                                                                    ========          ========           =========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Non-cash transactions:
   Capitalized lease obligations entered into .................          ---          $  1,430           $   3,241
   Conversion of 8 1/4% Subordinated Debentures ...............          ---               162                 ---
   Liabilities assumed in acquisitions of properties ..........          ---               ---               1,819
   Common stock issued in acquisitions of properties ..........          ---               ---                 895

 Cash payments (refunds) during the year for:
   Interest ...................................................     $  9,183          $  9,226           $  10,100
   Interest capitalized .......................................          ---                77                 202
   Income taxes, net ..........................................          158            (2,164)              2,810

                See notes to consolidated financial statements

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)


                                                COMMON SHARES ISSUED
                                                --------------------          ADDITIONAL
                                               NUMBER OF                       PAID-IN                       TREASURY
                                                 SHARES        AMOUNT          CAPITAL        DEFICIT         STOCK          TOTAL
                                              -------------------------------------------------------------------------------------
Balance, December 31, 1992 .............      31,017,689        $310          $207,314       $(54,029)      $(69,945)       $83,650
Investment in Company by The
   Airlie Group L.P. ...................       1,503,220          15            14,030           ----           ----         14,045
Issue of shares in connection
   with acquisition ....................          94,300           1               894           ----           ----            895
Issue of shares pursuant to
   employee stock plans ................         499,559           5             3,154           ----           ----          3,159
Conversion of subordinated
   debentures ..........................           3,846        ----                25           ----           ----             25
Net loss  ..............................            ----        ----              ----        (31,215)          ----        (31,215)
                                              ----------        ----          --------       --------       --------        -------
Balance December 26, 1993 ..............      33,118,614         331           225,417        (85,244)       (69,945)        70,559
Issue of shares pursuant to
   employee stock plans  ...............          97,582           1               575           ----           ----            576
Conversion of subordinated
   debentures ..........................          24,922        ----               152           ----           ----            152
Net loss  ..............................            ----        ----              ----         (3,717)          ----         (3,717)
                                              ----------        ----          --------       --------       --------        -------
Balance, December 25, 1994  ............      33,241,118         332           226,144        (88,961)       (69,945)        67,570
Issue of shares pursuant to
   employee stock plans ................         160,235           2               304            ---            180            486
Other ..................................           1,200        ----                 6            ---           ----              6
Net loss  ..............................            ----        ----               ---         (1,196)          ----         (1,196)
                                              ----------        ----          --------       --------       --------        -------
Balance, December 31, 1995 .............      33,402,553        $334          $226,454       $(90,157)      $(69,765)       $66,866
                                              ==========        ====          ========       ========       ========        =======



                 See notes to consolidated financial statements

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY AND PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of TPI Enterprises, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company, through TPI Restaurants, Inc. ("Restaurants"), its wholly-owned subsidiary, is one of the largest restaurant franchisees in the United States. Restaurants owns and operates 256 restaurants, including 188 Shoney's and 68 Captain D's in eleven states, primarily in the southern United States.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

CASH AND CASH EQUIVALENTS

         The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

         Restaurants utilizes a cash management system under which cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represent balances on deposit at other locations prior to their transfer to the primary disbursing accounts. Uncleared checks of $6,752,000 and $7,229,000 are included in accounts payable at December 31, 1995 and December 25, 1994, respectively.

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

         Goodwill related to the acquisition of Restaurants is amortized on a straight-line basis over a thirty-six year period. The costs of franchise license agreements which govern the individual Shoney's and Captain D's restaurants and reserved area agreements are amortized on a straight-line basis over the lives of the related franchise license agreements, up to 40 years. The Company has historically evaluated goodwill impairment based upon future undiscounted cash flows. The Company recorded a valuation allowance based upon the difference in the carrying value of the net assets and the estimated fair value of consideration to be received from Shoney's, Inc. at December 31, 1995. (See Note 2).

INCOME TAXES

         The Company accounts for income taxes under Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

INCOME (LOSS) PER SHARE

         Primary earnings per share amounts are computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding during the period. Reported primary per share amounts include common equivalents relating to dilutive stock options of -0-, 80,000 and 514,000 shares in 1995, 1994 and 1993, respectively.

         Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures issued in July 1992 and August 1992 and 5% Convertible Senior Subordinated Debentures issued March 1993, after the elimination of the related interest requirements, net of income taxes. The Company's convertible debentures are excluded from the fiscal 1995, 1994 and 1993 computation due to their antidilutive effect during that period. The inclusion of the Company's dilutive outstanding options in the calculation, determined based on market values at the end of each period, as applicable, is either antidilutive or does not result in a material dilution of earnings per share for 1995, 1994 and 1993.

OTHER

         A new accounting pronouncement on impairment of long-lived assets was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of this accounting standard will have a material adverse effect on its result of operations or consolidated financial position. Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" was issued in October 1995 and is effective for fiscal years beginning after December 15, 1995. At this time, the Company does not plan to adopt the new method of accounting, but will instead continue to apply the accounting provision of Accounting Principles Board Opinion, No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. The Company will, however, comply with the disclosure requirements of the new standard with the annual financial statements for the year ended December 29, 1996.


NOTE 2  - SHONEY'S, INC. TRANSACTION

         On March 15, 1996, the Company entered into a Plan of Tax-Free Reorganization Under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement (the "Agreement") with Shoney's, Inc. to sell substantially all of the Company's assets to Shoney's, Inc. (the "Shoney's, Inc. Sale Transaction"). At the closing of the Shoney's, Inc. Sale Transaction, under the terms of the Agreement, Shoney's, Inc. will deliver to the Company (a) 5,577,102 shares of Shoney's, Inc. common stock plus (b) shares of Shoney's, Inc. common stock equal to $10,000,000 divided by the average closing market price of Shoney's, Inc. common stock over the ten day trading period prior to closing, subject to certain adjustments as provided in the Agreement. The Company will deliver to Shoney's, Inc. all of the issued and outstanding shares of capital stock of Restaurants and its wholly-owned subsidiaries, TPI Entertainment, Inc. and TPI Insurance Corporation. Additionally, the Company will transfer certain liabilities (See Note 6), all intercompany accounts and all cash and cash equivalents of the Company except for $14,850,000 in cash, of which $7,350,000 is designated to pay certain specified wind-up expenses. If the specified wind-up expenses are less than the designated $7,350,000, the Company is required to transfer the difference to Shoney's, Inc.; if the expenses are greater, the excess will be paid from the remaining $7,500,000 of cash. As a condition to closing of the Shoney's, Inc. Sale Transaction, the obligations of the Company under the Debenture, Senior Debentures and Credit Facility must have been assumed by Shoney's, Inc. and the Company released from all obligations thereunder.

         The Agreement requires the Company after closing to wind-down its operations and distribute the Shoney's, Inc. common shares received and any remaining amounts to the Company's shareholders. Management anticipates that the closing of the Shoney's, Inc. Sale Transaction will occur by June 30, 1996 and that the majority of such distributions to the Company's shareholders will be made during 1996.

         At December 31, 1995, the Company has recorded a provision of $17,000,000 to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's, Inc. This allowance has been reflected as a reduction in the Company's recorded goodwill in the accompanying financial statements.

         The Agreement may be terminated by mutual consent of the Company and Shoney's, Inc. or by either party under certain circumstances, including if the closing does not occur prior to June 30, 1996. The Agreement is subject to a number of other conditions including, among other things, (1) the approval of the shareholders of both the Company and Shoney's, Inc., (2) the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, (3) the receipt by Shoney's, Inc. of a commitment for additional financing in the amount of $60,000,000 and its funding in accordance with its terms, (4) the receipt of fairness and legal opinions and (5) the absence of a material adverse change to the Company. The Agreement provides for the payment by the Company of a break-up fee in the case of certain third party acquisition events or proposals.


NOTE 3 - RESTRUCTURING CHARGES

         The Company adopted a restructuring plan as of the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of their current lease terms, and restructuring divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company recorded $19,800,000 of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. As of December 31, 1995, the Company has closed 22 restaurants with plans to close one more restaurant, and has determined that eight restaurants should stay open. Management is still evaluating the timing of the closing of the remaining restaurant. During 1995, the Company reduced its restructuring reserve by $5,136,000 due to a change in estimate as a result of management's decision to leave three restaurants open and due to management being able to buyout of certain leases at more favorable terms than originally estimated. The Company was also able to dispose of some locations for amounts in excess of the original estimates and had lower than expected costs at other locations. The restructuring reserve was also reduced by $2,157,000 during 1995 for expenditures and asset write-offs related to the other 23 units.

         With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets has been permanently impaired, and accordingly, provided $4,500,000 primarily for the write-down of assets at the end of 1993. The Company has closed three of these units prior to or upon the expiration of their current lease terms. The Company's restructure plan also called for two additional units to be closed by December 31, 1995. Due to the proposed Shoney's, Inc. Sale Transaction, management is still evaluating the timing of closing of these two restaurants. The reserve for restructuring was reduced by $669,000 during 1995 for the write-down of assets and increased by $22,000 for a net change in estimate.

         With respect to the Company's restructuring of its divisional management and consolidation of the Company's corporate offices, the Company paid out approximately $2,300,000 related to the restructuring reserve of which $1,000,000 was for severance.

         In addition to these reserves, the Company also has a reserve related to units that were closed prior to 1993 and for the sale of vacant properties. During 1995, the restructuring reserve was reduced by approximately $1,041,000 resulting from expenditures and asset write-downs and by $815,000 for changes in original estimates for the costs of disposal.

         At December 31, 1995, the Company's reserve for restructuring of $11,617,000 represents the amounts owed for lease and other expenses. The Company has classified $3,455,000 of the restructure as a current liability at December 31, 1995. The Company also has an allowance for restructuring of $8,752,000 recorded on its balance sheet for the write off of assets. The reserve for restructuring includes management's best estimates of the remaining liabilities associated with its restructuring and the net realizable value of property. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates of these amounts will change in the near term. Revenues of $3,000,000 and expenses of $2,800,000 related to units provided for in the restructuring reserve have been excluded from the 1995 statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                 1995                1994
                                                                               --------           ---------
                                                                                  (Dollars in thousands)
 Owned:
          Land ...........................................................     $ 35,201            $ 35,602
          Buildings  .....................................................       52,699              52,616
          Leasehold improvements and buildings on leased land  ...........       50,759              51,344
          Equipment and furnishings  .....................................       74,640              75,003
                                                                               --------            --------
                                                                                213,299             214,565
                                                                               --------            --------

 Leased:
          Buildings  .....................................................       23,074              23,905
          Equipment  .....................................................          596               1,924
                                                                               --------            --------
                                                                                 23,670              25,829
                                                                               --------            --------

 Property and equipment (at cost)  .......................................      236,969             240,394
                                                                               --------            --------

 Less accumulated depreciation and amortization  .........................       79,637              70,401
                                                                               --------            --------

 Less allowance for restructuring  .......................................        8,752              12,430
                                                                               --------            --------

          Total property and equipment ...................................     $148,580            $157,563
                                                                               ========            ========

         Property and equipment with a net book value of approximately $21,565,000 and $22,233,000 were pledged as collateral for the Company's debt facilities as of December 31, 1995 and December 25, 1994, respectively.

         Depreciation and amortization are calculated using the straight-line method and are based on the estimated useful lives of the assets as follows: buildings, 30 years; equipment and furnishings, 3-15 years; and leasehold improvements, primarily representing buildings constructed on leased property, the lesser of the term of the lease or 30 years. Depreciation and amortization of property and equipment, exclusive of depreciation and amortization included in the restructuring reserve, totaled approximately $13,948,000, $14,985,000, and $14,104,000 during 1995, 1994 and 1993, respectively. In 1995, 1994, and
1993, approximately $1,422,000, $1,643,000, and $1,716,00, respectively, related to capitalized leases. Property and equipment includes capitalized interest on construction of $425,000, $425,000, and $374,000 at December 31, 1995, December 25, 1994, and December 26, 1993, respectively.

NOTE 5 - OTHER  INTANGIBLE  ASSETS

         Other intangible assets consists of the following:

                                                                                  1995                1994
                                                                                -------             -------
                                                                                  (Dollars in thousands)
          Franchise and reserved area rights .............................      $17,710             $17,704
          Deferred debt costs  ...........................................        6,724               6,175
          Unamortized pre-opening expense ................................          310                 946
          Other deferred charges .........................................           58                  58
                                                                                -------             -------
                                                                                 24,802              24,883
          Less accumulated amortization  .................................        6,504               5,157
                                                                                -------             -------
                                                                                $18,298             $19,726
                                                                                =======             =======

NOTE 6 - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                     1995                1994
                                                                                   --------            --------
                                                                                      (Dollars in thousands)
          8 1/4% Convertible Subordinated Debentures, due 2002 ...............     $ 51,563            $ 51,563
          5% Convertible Senior Subordinated Debentures, due 2003 ............       15,000              15,000
          Credit Facility  ...................................................       21,400              22,400
          Notes  payable, interest rates of 7.75% to 10%, due through 2007 ...        2,608               4,863
          Obligations under capital leases ...................................       15,288              17,620
                                                                                   --------            --------
                                                                                    105,859             111,446
                  Less amounts due within one year ...........................       24,231               3,725
                                                                                   --------            --------
                                                                                   $ 81,628            $107,721
                                                                                   ========            ========

         Scheduled annual principal maturities of long-term debt, excluding obligations under capital leases, for the five years subsequent to December 31, 1995, are as follows: $23,004,000 in 1996; $42,000 in 1997; $47,000 in 1998,
$52,000 in 1999; $58,000 in 2000, and $67,369,000 thereafter.

         Interest expense from continuing operations for 1995, 1994, and 1993 includes interest on obligations under capital leases of $1,776,000, $1,952,000 and $2,334,000, respectively.

DEBENTURES

         On March 19, 1993, The Airlie Group, L.P., and certain related parties (collectively the "Airlie Group") made an investment in the Company of $30,000,000, including $15,000,000 of 5% Convertible Senior Subordinated Debentures due 2003, (the "Senior Debentures"), due 2003, the issuance of 1,500,000 shares of the Company's common stock at $10 per share and the issuance of warrants to purchase an additional 1,000,000 shares of common stock at $11 per share. The Senior Debentures are senior to the 8 1/4% Convertible
Subordinated Debentures (the "Debentures").   The Senior Debentures are
convertible at the option of the holder into common shares of the Company at any time prior to maturity at $11 per share, subject to adjustment in certain events. The Senior Debentures mature on April 15, 2003 and are redeemable, in whole or in part, at the option of the Company at any time on or after April 15, 1996, initially at 103.5% of their principal amount and declining to 100% of their principal amount on April 15, 2003. The Debenture holders may require the Company to repurchase the Senior Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the Debenture Purchase Agreement (the "Debenture Agreement"). However, a change in control, as defined in the Debenture Agreement prior to the closing of the Shoney's, Inc. Sale Transaction, will create an event of default under the Company's Second Amended and Restated Credit Facility (the "Credit Facility") and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Agreement until the Credit Facility (and any other senior indebtedness of the Company and senior indebtedness of Restaurants with respect to which there is a payment default) has been repaid in full. The Senior Debentures are unconditionally guaranteed on a subordinated basis by Restaurants. They are subordinated to all existing and future senior indebtedness of the Company and Restaurants, excluding the Debentures. As a condition to closing of the Shoney's, Inc. Sale Transaction, the liabilities associated with or arising out of the Senior Debentures must be satisfied.

         The 8 1/4% Convertible Subordinated Debentures (the "Debentures"), which provided proceeds to the Company of $47,948,000, net of $3,802,000 in deferred debt costs, are convertible at the option of the holder into common shares of the Company at any time prior to maturity at a conversion price of $6.50 per share subject to adjustment in certain events. The Debentures mature on July 15, 2002, and are redeemable at the option of the Company at any time on or after July 15, 1995, at a premium which declines as the Debentures approach maturity. The Debenture holders may also require the Company to repurchase the Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the indenture covering the Debentures (the "Indenture"). However, a change in control, as defined in the Indenture, will create an event of default under the Credit Facility and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Indenture until the Credit Facility
(and any other senior indebtedness of
the Company and senior indebtedness of Restaurants with respect to which there is a payment default) has been repaid in full. The Debentures are unconditionally guaranteed on a subordinated basis by Restaurants. They are subordinated to all existing and future senior indebtedness of the Company and Restaurants. As a condition to closing of the Shoney's, Inc. Sale Transaction, the obligations of the Company under the Debentures must be satisfied.

CREDIT FACILITY

         The Company's Credit Facility with a syndicate of banks was amended and restated as of January 31, 1995. The Credit Facility, as amended, restricts total borrowings available under the Credit Facility to $40,000,000 and revises certain financial covenant ratios and requires the collateralization of additional properties. On February 29, 1996 in connection with the proposed Shoney's, Inc. Sales Transaction the Credit Facility was amended to revise certain financial covenant ratios to allow for a charge of up to $25,000,000 to be taken by the Company to write-down the carrying value of assets (See Note 2). As discussed in Note 2, the Company is seeking to complete the Shoney's, Inc. Sale Transaction no later than June 30, 1996. Under the terms of the Agreement, Shoney's, Inc. will assume or retire certain obligations of the Company including the Credit Facility, which matures June 3, 1996. The Company is discussing with its bank group the possibility of extending the Credit Facility to the closing date with Shoney's, Inc. Additionally, the Company is discussing amendments or waivers to the financial covenants that may be necessary prior to closing. Management is of the opinion that the Company will be able to obtain such agreements. However, there can be no assurance that such an agreement can be reached with respect to either extending the facility or amending the financial covenants. The Company has included the Credit Facility as a current liability in its financial statements at December 31, 1995.

         Borrowings under the Credit Facility, at the Company's option, bear interest at either a defined base rate or a rate based on the London Interbank Offered Rate. The weighted average interest rate on the amount outstanding was 8.5% and 8.2% for 1995 and 1994, respectively. The Company paid certain fees and expenses to the Banks in connection with the original commitment letter which, along with other costs associated with the Original Credit Facilities, totaled approximately $2,000,000 and also agreed to indemnify the Banks against certain liabilities. The Company also paid an amendment fee of $80,000 and costs of $470,000 for its Second Amended and Restated Credit Agreement dated January 31, 1995. The Company also pays a fee based on the Eurodollar rate, 2.5% at December 31, 1995, in connection with letters of credit issued and a commitment fee equal to 0.50% per annum on the average daily unused amount of the Credit Facility. The terms of the Credit Facility, increased the fee paid on borrowings and letters of credit by .50% effective January 31, 1995.

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

         At December 31, 1995, $21,400,000 was drawn on the Credit Facility and letters of credit in the amount of $10,592,790 were outstanding, resulting in a remaining available balance of $8,007,210 under the revised Agreement.

NOTES PAYABLE

         Notes payable as of December 31, 1995 consist of obligations secured by buildings, land, equipment, and cash value life insurance policies with a net book value of $7,712,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair value of the Company's Debentures, based on the quoted market price, is $48,000,000 and $39,200,000 for December 31, 1995 and December 25, 1994, respectively. The estimated fair value of the Company's Senior Debentures at December 31, 1995 is $11,400,000 and $11,570,000 for December 31, 1995 and December 25, 1994 based on the estimated borrowing rates available to the Company. The Credit Facility reprices frequently at market rates; therefore, the carrying amount of this facility is considered by management to be a reasonable estimate of its fair value at December 31, 1995 and December 25, 1994. The estimated fair value of the Company's notes payable approximates the principal amount of such notes outstanding at December 31, 1995 and December 25, 1994, which is based upon the estimated borrowing rates available to the Company.

         The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and December 25, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES





                                                                                       1995             1994
                                                                                     -------          -------
                                                                                       (DOLLARS IN THOUSANDS)
   Insurance ...............................................................         $14,117          $17,368
   Reserve for restructuring ...............................................           3,455            5,700
   Taxes other than income taxes ...........................................           4,590            4,451
   Interest ................................................................           2,331            2,407
   Payroll and compensation ................................................           1,992            2,878
   Other ...................................................................           4,119            4,085
                                                                                     -------          -------
                                                                                     $30,604          $36,889
                                                                                     =======          =======

         The Company is primarily self insured for general liability and workers' compensation risks supplemented by stop loss type insurance policies. The self insurance liabilities, related to continuing operations, included in accrued insurance at December 31, 1995 and December 25, 1994 were approximately $13,560,000 and $17,022,000, respectively.

         During the fourth quarter of 1995, management received the 1995 actuarial study relating to its self insurance programs for workers' compensation and general liability. The study indicated a continued improvement in the Company's claims development which resulted in the reduction of projected ultimate losses. Accordingly, the Company reduced its accrual for workers' compensation by $3,500,000 and its accrual for general liability by $1,500,000.

         The Company's accrual for self-insurance includes management's best estimates of the liabilities associated with its self-insurance programs. Due to uncertainties inherent in the estimation process it is at least reasonably possible that the Company's estimates of these amounts will change in the near term.

NOTE 8 - INCOME TAXES

         The provision (benefit) for income taxes on continuing operations is as follows:

                                                                  1995            1994             1993
                                                                --------        --------         --------
                                                                           (DOLLARS IN THOUSANDS)
 Current:

          Federal  .........................................    $(5,445)        $     3          $(3,335)

          State and local  .................................       (905)            ---              ---
                                                                -------         -------          -------

                                                                 (6,350)              3           (3,335)
                                                                -------         -------          -------

 Deferred:

          Federal  .........................................        ---              (3)          (1,611)

          State and local  .................................        ---             ---             (890)
                                                                -------         -------          -------

                                                                    ---              (3)          (2,501)
                                                                -------         -------          -------

                                                                $(6,350)        $   ---          $(5,836)
                                                                =======         =======          =======


         The provision (benefit) for income taxes on continuing operations is different from the amount that would be computed by multiplying the income
(loss) from continuing operations before provision (benefit) for income taxes by the statutory U.S. federal income tax rates for the following reasons:

                                                                         1995             1994              1993
                                                                       --------         --------          ---------
                                                                                (DOLLARS IN THOUSANDS)
 Provision (benefit) at statutory rate .............................   $(6,181)         $(1,264)          $(14,390)

 State and local income taxes, net of federal income tax
          benefit  .................................................       ---              ---               (587)

 Goodwill and other nondeductible items  ...........................     6,442              476                435

 Tax refund claims .................................................       ---              ---               (619)

 Targeted jobs tax credit  .........................................      (134)            (318)              (105)

 Tip credits .......................................................      (351)            (388)               ---

 Valuation allowance ...............................................    (5,679)           1,454              9,502

 Other .............................................................       447               40                (72)
                                                                       -------          -------           --------

 Income tax provision (benefit) on continuing operations ...........   $(6,350)         $   ---           $ (5,836)
                                                                       =======          =======           ========

         The tax effects of principal temporary differences in 1995 are shown in the following table:

                                                                  ASSETS            LIABILITIES             TOTAL
                                                                 --------          -------------           -------
                                                                              (Dollars in thousands)
 Additional inventory costs for tax purposes ............        $   275            $    ---                $   275

 Net operating loss and contributions carry forward  ....            663                 ---                    663

 Reserves and accrued expenses ..........................          5,737                 ---                  5,737

 Unamortized pre-opening expenses .......................             16                 ---                     16

 Other ..................................................            682                (282)                   400

 Valuation allowance ....................................         (1,363)                ---                 (1,363)
                                                                 -------            --------                -------

          Current  ......................................          6,010                (282)                 5,728
                                                                 -------            --------                -------

 Unamortized intangible assets ..........................            ---              (1,230)                (1,230)

 Excess tax over book depreciation and sale leasebacks ..            ---             (14,550)               (14,550)

 Deferred compensation ..................................            561                 ---                    561

 Reserves and accrued expenses ..........................          4,973                 ---                  4,973

 AMT, net operating loss and targeted jobs tax
          credit carry forward ..........................         11,799                 ---                 11,799

 Other ..................................................            433              (4,239)                (3,806)

 Valuation allowance ....................................         (3,284)                ---                 (3,284)
                                                                 -------            --------                -------

          Total Noncurrent ..............................         14,482             (20,019)                (5,537)
                                                                 -------            --------                -------

                  Total  ................................        $20,492            $(20,301)               $   191
                                                                 =======            ========                =======



        Other current assets include income tax refund receivable of $600,000 in 1995.

         The valuation allowance at December 31, 1995 of $4,647,000 resulted from an increase in net operating loss carryforwards in excess of deferred liabilities.

         The tax effects of principal temporary differences in 1994 are shown in the following table:

                                                                  ASSETS            LIABILITIES            TOTAL
                                                               -----------         -------------        -----------
                                                                               (Dollars in thousands)
 Additional inventory costs for tax purposes ............        $   162           $      ---             $    162

 Net operating loss and contributions carry forward .....            783                  ---                  783

 Reserves and accrued expenses ..........................          7,563                  ---                7,563

 Unamortized pre-opening expenses  ......................            ---                  (18)                 (18)

 Other ..................................................            496                 (287)                 209

 Valuation allowance ....................................         (3,033)                 ---               (3,033)
                                                                 -------           ----------             --------

          Current  ......................................          5,971                 (305)               5,666
                                                                 -------           ----------             --------

 Unamortized intangible assets ..........................            ---               (1,138)              (1,138)

 Net operating loss  ....................................          7,827                  ---                7,827

 Excess tax over book depreciation and sale leasebacks ..            ---              (14,250)             (14,250)

 Deferred compensation ..................................            564                  ---                  564

 Reserves and accrued expenses ..........................          8,616                  ---                8,616

 AMT, net operating loss and targeted jobs tax
      credit carry forward ..............................          5,673                  ---                5,673

 Other ..................................................            434               (1,757)              (1,323)

 Valuation allowance ....................................         (7,785)              (3,847)             (11,632)
                                                                 -------           ----------             --------

      Total Noncurrent ..................................         15,329              (20,992)              (5,663)
                                                                 -------           ----------             --------

          Total  ........................................        $21,300           $  (21,297)            $      3
                                                                 =======           ==========             ========

         Other current assets include an income tax refund receivable of $132,000 in 1994. The valuation allowance at December 25, 1994 of $10,818,000 resulted from an increase in net operating losses in excess of deferred liabilities.

         The tax effects of principal temporary differences in 1993 are shown in the following table:

                                                                 ASSETS             LIABILITIES              TOTAL
                                                               ----------          -------------            -------
                                                                             (Dollars in thousands)
 Additional inventory costs for tax purposes ...........       $    209             $    ---                $   209

 Net operating loss and contributions carryforwards ....          4,425                  ---                  4,425

 Reserves and accrued expenses .........................          6,026                  ---                  6,026

 Unamortized preopening expenses .......................            ---                 (275)                  (275)

 Other .................................................            ---                 (289)                  (289)

 Valuation allowance ...................................         (3,362)                 ---                 (3,362)
                                                               --------             --------                -------

          Total current  ...............................          7,298                 (564)                 6,734
                                                               --------             --------                -------

 Unamortized intangible assets .........................            ---               (1,237)                (1,237)

 Net operating loss  ...................................          3,625                  ---                  3,625

 Investment related basis differences  .................            ---               (3,847)                (3,847)

 Excess tax over book depreciation and sale-leasebacks .            ---              (10,450)               (10,450)

 Deferred compensation and pension expense .............            848                  ---                    848

 Reserves and accrued expenses .........................          5,402                  ---                  5,402

 AMT and targeted jobs tax credit carry forward  .......          4,595                  ---                  4,595

 Other .................................................            470                  ---                    470

 Valuation allowance ...................................         (6,140)                 ---                 (6,140)
                                                               --------             --------                -------

          Total Noncurrent .............................          8,800              (15,534)                (6,734)
                                                               --------             --------                -------

                  Total  ...............................       $ 16,098             $(16,098)               $   ---
                                                               ========             ========                =======

         The Company increased its deferred tax asset and liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% commencing in 1993. The valuation allowance at December 26, 1993 of $9,502,000 resulted from a change in circumstances during 1993 surrounding the likelihood of the realization of the deferred tax assets in future years.

         The Company has tax carryforwards at December 31, 1995 expiring as follows:


                                                           NET               TARGETED
                                                        OPERATING            JOBS TAX               TIP
 EXPIRATION                       CONTRIBUTIONS           LOSS                CREDIT              CREDIT
 ----------                       -------------         ---------            --------             -------
                                                           (Dollars in thousands)
 1996  .........................    $   ---            $    ---               $   ---             $   ---

 1997  .........................        415                 ---                   ---                 ---
 1998  .........................        703                 ---                   ---                 ---

 1999  .........................        779                 ---                                       ---

 2003  .........................        ---                 ---                   330                 ---
 2004  .........................        ---                 ---                   403                 ---

 2005  .........................        ---                 ---                   304                 ---
 2006  .........................        ---                 ---                   501                 ---

 2007  .........................        ---               2,818                   714                 ---
 2008  .........................
                                        ---              12,131                   159                 ---

 2009  .........................                            363                   489                 589

 2010  .........................        ---                 ---                   206                 541
                                    -------            --------               -------             -------
 Total .........................    $ 1,894            $ 15,312               $ 3,106             $ 1,130
                                    =======            ========               =======             =======

         The use of these carryforwards is limited to future taxable income. Alternative minimum tax credits total $2,394,000 and may be carried forward indefinitely.

         The provision (benefit) for income taxes during 1995 and 1993 consists of the following:

                                                                       FISCAL YEAR ENDED DECEMBER 31, 1995
                                                                       -----------------------------------
                                                              FEDERAL            STATE & LOCAL                   TOTAL
                                                              -------            -------------                 ---------
                                                                             (DOLLARS IN THOUSANDS)
 Continuing operations .............................         $(5,445)                $ (905)                   $ (6,350)

 Discontinued operations:
          Gain on disposal .........................           5,445                    905                       6,350
                                                             -------                 ------                    --------

          Net benefit  .............................         $   ---                 $  ---                    $    ---
                                                             =======                 ======                    ========

                                                                     FISCAL YEAR ENDED DECEMBER 26, 1993
                                                                     -----------------------------------
                                                              FEDERAL              STATE & LOCAL             TOTAL
                                                              --------             -------------           --------
                                                                              (DOLLARS IN THOUSANDS)
 Continuing operations .............................          $(4,946)                $(890)               $(5,836)

 Discontinued operations:

          Gain on disposal .........................            2,717                   ---                  2,717
                                                              -------                 -----                -------

          Net benefit  .............................          $(2,229)                $(890)               $(3,119)
                                                              =======                 =====                =======


NOTE 9 -  LEASE COMMITMENTS

         The Company leases certain of its restaurant locations under long-term lease arrangements. Lease terms generally range from 10 to 25 years and normally contain renewal options ranging from 5 to 15 years, but do not contain purchase options. The Company is generally obligated for the cost of property taxes and insurance. Some of these leases contain contingent rental clauses based on a percentage of revenue. The building portions of such leases are capitalized and the land portions are accounted for as operating leases. Contingent rentals on capital leases were $310,000, $389,000, and $526,000 during 1995, 1994 and 1993, respectively.

         Rent expense under operating leases included in continuing operations is as follows:

                                                       1995             1994              1993
                                                      ------           ------            ------
                                                               (Dollars in thousands)
 Land and buildings:
          Minimum  .......................            $5,441           $4,918            $5,184

          Contingent .....................               665              686               714
                                                      ------           ------            ------

                                                       6,106            5,604             5,898

 Equipment leases  .......................             2,417            2,386             2,124
                                                      ------           ------            ------

                                                      $8,523           $7,990            $8,022
                                                      ======           ======            ======

         A summary of future minimum lease payments under capital leases, non-cancelable operating leases, and leases reserved for in the allowance for restructuring recorded in the fourth quarter of 1993 with remaining terms in excess of one year at December 31, 1995 follows:

                                                       CAPITAL            OPERATING            RESERVED
                                                       LEASES               LEASES              LEASES
                                                      --------            ---------            --------
                                                                    (DOLLARS IN THOUSANDS)
          1996 ...............................        $ 2,881               $ 7,760             $1,090

          1997 ...............................          2,738                 7,546              1,084

          1998 ...............................          2,574                 6,989                941

          1999 ...............................          2,348                 5,963                931

          2000 ...............................          2,135                 4,679                859

          Thereafter .........................         14,537                    27              4,109
                                                      -------               -------             ------
                                                       27,213                32,964              9,014

          Less interest  .....................         11,615                   ---                ---
                                                      -------               -------             ------
                                                      $15,598               $32,964             $9,014
                                                      =======               =======             ======


         Future minimum lease payments on operating leases in continuing operations have been reduced for sublease rental income of approximately $389,000 to be received in the future under non-cancelable subleases.


NOTE 10 - COMMITMENTS  AND  CONTINGENCIES

          Several of the Company's reserved area agreements include expansion schedules requiring the Company to develop a minimum number of Shoney's restaurants in the reserved areas over a defined period of time. Pursuant to these agreements, the Company is required to open a minimum of 36 Shoney's restaurants through October 6, 2004. In 1991, the Company entered into an agreement with Shoney's, Inc. to develop 38 new Captain D's restaurants over 20 years, at the approximate rate of two per year. The Company has constructed eight restaurants with respect to this agreement. Due to the pending Shoney's, Inc. Sale Transaction, the Company is not pursuing the building of such units in 1996. Management is of the opinion that if the transaction is not completed, the Company will be able to modify the agreement with no material adverse effect on the operating result or financial position of the Company.

NOTE 11 - LITIGATION

MAXCELL TELECOM PLUS, INC. ET AL., V. MCCAW CELLULAR COMMUNICATIONS, INC. ET AL.

         On November 1, 1993, the Company and its wholly-owned subsidiary, Maxcell, filed a complaint against McCaw Cellular Communications, Inc. ("McCaw"), Charisma Communications Corp. ("Charisma") and various related parties, related to McCaw's failure to disclose the existence of a side agreement between McCaw and Charisma to share in the net profits from the resale of certain cellular properties which were sold by the Company to McCaw. The Company sought recision of the sales contract and damages based upon the defendant's alleged fraudulent misrepresentation, breach of fiduciary duty, conspiracies and tortious interference with contracts. On November 2, 1995, the Company and Maxcell entered into a settlement agreement with AT&T Wireless Services, Inc. (formerly McCaw Cellular Communications, Inc.) relating to this lawsuit (the "Maxcell Settlement"). The Maxcell Settlement, which was approved by the court in December 1995, provides for a total payment to Maxcell of $30.0 million which was received subsequent to year end. The financial statements include a gain of $10.1 million net of income taxes at December 31, 1995 after recording contingency fees and expenses of approximately $13.5 million related to the Maxcell Settlement. The expenses include $1.8 million payable under certain agreements with two former employees.

READING COMPANY AND JAMES J. COTTER V. TPI ENTERPRISES, INC.

         On March 7, 1995, a civil action captioned Reading Company and James
J. Cotter v. TPI Enterprises, Inc., 95 Civ. 1579 was filed in the United States District Court for the Southern District of New York. The plaintiffs allege inter alia breach of contract and seek damages of $1.25 million plus interest, punitive damages and attorney's fees in connection with the sale to a subsidiary of American Multi-Cinema, Inc. of Entertainment's, interest in Exhibition Enterprises Partnership (the "Partnership") in April 1991. The Company's attorneys are unable at this time to state the likelihood of an unfavorable outcome. Management does not believe that the ultimate outcome will have a material adverse effect on the operating results or financial position of the Company.

PORPOISE ASSET MANAGEMENT AND LAWRENCE CAPITAL MANAGEMENT, INC. V. J. GARY SHARP, ET AL.; BROCK WEINER V. TPI ENTERPRISES, INC., ET AL. AND CRANDON CAPITAL PARTNERS, ET AL. V. TPI ENTERPRISES, INC., ET AL.

         During 1995, three shareholder suits were filed against the Company and its Board of Directors. The plaintiffs allege, among other things, that the Company's shareholders will receive inadequate consideration in the proposed Shoney's, Inc. Sale Transaction, that the proposed transaction is the result of unfair dealing and economic coercion and that the Directors have breached their fiduciary duties to the Company's shareholders to maximize shareholder value. The plaintiffs seek class action status and to enjoin the proposed transaction and recover damages. The Company announced on March 18, 1996 that it had signed a letter of understanding dated March 15, 1996 for the settlement of these three lawsuits. This letter of understanding followed the execution on March 15, 1996 of the Agreement. The settlement would entail the consolidation and settlement of the three lawsuits and is subject to several conditions, including confirmatory discovery, court approval of the settlement and the closing of the Shoney's, Inc. Sale Transaction. The Company has recorded a liability at December 31, 1995 for $250,000 as agreed to in the settlement.

TPI RESTAURANTS, INC. V. MARLIN SERVICES, INC., MARLIN ELECTRIC, INC., D/B/A/ MARLIN SERVICES AND THE AETNA CASUALTY AND SURETY COMPANY AND MARLIN ELECTRIC, INC. V. TPI RESTAURANTS, INC. AND RELATED MATTERS

         On March 7, 1996, the Company filed a civil action; captioned TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a/ Marlin Services, Inc. ("Marlin") and The Aetna Casualty and Surety Company.
The Company contends among other things that Marlin breached the terms of a maintenance service agreement that Restaurants had entered into with Marlin by failing to perform timely maintenance as required by the agreement, overcharging for parts and materials, improperly billing for labor, improperly charging for overhead, etc. On March 7, 1996, Marlin filed a separate action in the U.S. District Court of Virginia against Restaurants alleging among other things that Restaurants breached its contract with Marlin by failing to pay amounts owed under the contract. Marlin claims damages in excess of $2,200,000 through March, 1996. The Company's attorneys are unable at this time to state the likelihood of a favorable or unfavorable outcome in these actions.

         Subsequent to the end of the year, the Company has been contacted by a number of subcontractors employed by Marlin. These subcontractors have indicated that they have not been paid, for certain services performed and that they are entitled to mechanic's and/or materialman's liens on the Company's restaurants. The Company is unable at the present time to determine what liability, if any, exists to these and other subcontractors. Management does not believe that the ultimate outcome will be a material adverse effect on the operating results or financial position of the Company.

OTHER

         The Company and its subsidiaries are defendants in various other lawsuits arising in the ordinary course of business. While the result of any litigation contains an element of uncertainty, it is the opinion of the management of the Company that the outcome of such litigation will not have a material adverse effect on the operating results or financial position of the Company.


NOTE 12 - SHAREHOLDER'S  EQUITY

STOCK OPTION PLANS

         Officers and other key employees have been granted options to purchase common shares under nonqualified stock option plans adopted in 1982, 1983, 1984 and 1992. In addition, 165,000 shares of the Company's common stock are reserved under the 1992 stock option plan for non-employee directors. At December 31, 1995, an aggregate of 3,127,360 common shares were reserved under these plans. The number of shares available for future grants was 850,000 at December 31, 1995. Options are generally granted at the market price on the date of grant and generally become exercisable in 20% increments over a five-year period and expire ten years from the date of grant. At December 31, 1995, options were exercisable to purchase 1,555,710 shares at prices ranging from $5.00 to $10.88. The Company's stock option transactions are summarized as follows:

                                                                     NUMBER OF               EXERCISE PRICE
                                                                      OPTIONS                  PER OPTION
                                                                     ---------               ---------------
 Outstanding at December 31, 1992  .............................     2,542,750                $5.00  - $8.38

          Granted  .............................................        57,500                $9.38 - $10.88

          Exercised  ...........................................      (426,140)               $5.00  - $8.38

          Canceled or lapsed ...................................       (29,850)               $6.25  - $8.38
                                                                     ---------

 Outstanding at December 26, 1993  .............................     2,144,260                $5.00 - $10.88

          Granted  .............................................       117,500                $9.18  - $9.75

          Exercised  ...........................................        (6,650)               $6.25  - $7.00

          Canceled or lapsed ...................................       (17,750)               $6.25  - $8.38
                                                                     ---------

 Outstanding at December 25, 1994  .............................     2,237,360                $5.00 - $10.88

          Granted  .............................................        52,500                         -----

          Exercised  ...........................................         -----                         -----

          Canceled or lapsed ...................................      (215,550)                $5.75  - $8.38
                                                                       -------
 Outstanding at December 31, 1995  .............................     2,074,310                $5.00 - $10.88
                                                                     =========

         The Company has warrants outstanding at December 31, 1995 to purchase 1,000,000 shares of the Company's common stock at $11.00 per share.

EMPLOYEE STOCK PURCHASE PLAN

         On August 16, 1989, the Company adopted the 1989 Employee Stock Purchase Plan (the "Employee Plan") pursuant to which up to 500,000 shares of the Company's common stock may be purchased at 85% of the fair market value of the of the shares of the Company's common stock on the first or last business day of each of thirteen purchase periods. The Employee Plan was terminated on April 16, 1995. On December 16, 1994, the Company and certain subsidiaries adopted the 1995 Employee Stock Purchase Plan (the "1995 Employee Plan") pursuant to which 1,000,000 shares of the Company's common stock may be purchased at 85% of the fair market value of the Company's common stock on the first or last business day of each of thirteen purchase periods. The 1995 Employee Plan is open to all active adult employees of the Company and Restaurants who have been employed for at least six months, customarily work more than 20 hours per week and more than five months per year, and are not directors or 5% shareholders of the Company or any subsidiary, as defined in the Employee Plan. Employees can designate up to 10% of their compensation for the purchase of shares, which is consistent with the prior plan. During 1995, 1994, and 1993, 82,239, 90,932, and 73,419 shares, respectively, were issued under the Employee Plan at prices ranging from $2.92 to $4.57 per share in 1995, $3.77 to $8.29 per share in 1994 and $6.91 to $9.14 per share in 1993.
Aggregate purchases were approximately $305,000, $532,000, and $582,000, in 1995, 1994 and 1993, respectively.


NOTE 13 - EMPLOYMENT AGREEMENTS, DEFERRED COMPENSATION AND RETIREMENT PLAN

EMPLOYMENT AGREEMENTS

         The Company has agreements with two executive officers which expire in 1996 and 1999. The aggregate minimum commitment for future salaries under these agreements is approximately $1,314,000. The Company is also required to pay incentive bonuses equal to an aggregate of 4.2% of the annual increase in operating income over the prior year and $44,000 for each percentage point increase, or portion thereof, in the Company's same store sales. Additionally, two key employees of Restaurants are covered by agreements, one of which expires in 1997 and one contains a self-renewing term of three years. The aggregate minimum commitment for future salaries under Restaurants' agreements is $865,000. Additional bonuses are at the discretion of the Board of Directors. All of the above agreements provide severance benefits in the event of a change of control or an involuntary termination of the officer or key employee. The maximum contingent liability related to these severance benefits at December 31, 1995 is $2,200,000.

        At December 31, 1995, the Company also has various employment agreements with another executive which stipulates that the Company will pay the executive upon a favorable outcome of the courts, 1% of the gross proceeds relating to the McCaw lawsuit. The Company has recorded a provision of $300,000 for the settlement of this obligation. (See Note 11). The payment of this amount releases the Company from further obligations under the executive's employment contracts except for his 1984 Agreement which stipulates that he is to receive three (3) years' salary at his present rate in the event of a change in control of the Company. The aggregate maximum commitment for future salaries under this agreement is $675,000. Subsequent to the end of the year, the executive resigned and the Company entered into a settlement agreement with him for $250,000. Under the terms of the Agreement, the payment of this amount releases the Company from any obligations under his 1984 Agreement.

         In addition, the 1994 results of operations include a provision of $1,600,000 resulting from the retirement of the Company's then Chairman of the Board, effective January 31, 1995. The provision includes all amounts due under his current employment contracts. The agreement also stipulates that the Company will pay the former Chairman of the Board, upon a favorable outcome of the courts, 5% of the gross proceeds relating to the McCaw lawsuit. (See Note
11).  The Company has provided $1,500,000 in 1995 to pay this obligation.

         The Company is also committed to certain individuals to pay them one year's salary in the event that they are terminated without cause within two years of their move to Florida in connection with the Company's relocation of its corporate offices during 1995. The aggregate maximum commitment for future salaries under this agreement is approximately $1,000,000.

DEFERRED COMPENSATION AGREEMENTS

         Deferred compensation of $1,596,000 and $1,619,000 included in other liabilities at December 31, 1995 and December 25, 1994, respectively, relates to agreements with two former officers of Restaurants. Due to interest rate fluctuations occurring at the measurement date, the Company recorded a $179,000 charge to operations and a $562,000 increase in operations during the fourth quarter of 1995 and 1994, respectively.

401 (K) RETIREMENT PLAN

         The Company has established the TPI Enterprises, Inc. 401 (k) Retirement Savings Plan (the "Plan") effective January 1, 1995. The Plan is a deferred contribution plan which is administered by NationsBank and participates in the NationsBank Defined contribution Master Plan. Employees become eligible to participate after 1,000 hours of service. The Company is required to match employee contributions at 25%, up to a maximum of 6% of a participant's eligible salary. The Company's contribution to the Plan is in the form of shares of the Company's common stock. The Company made contributions to the Plan aggregating $181,000 during 1995.

RETIREMENT PLAN

         In December 1993, the Board of Directors authorized the termination of the Company's non-qualified retirement plan for certain senior executives. Prior to December 31, 1992, the plan had four participants selected by the Board of Directors to participate in the plan. Three participants became eligible during 1992 to begin receiving retirement benefits under the early retirement provisions of the plan. In February 1993, one of these participants informed the Company of his intentions to retire prior to the end of 1993. The Company paid a lump sum benefit payment to this officer of $1,850,000 during March 1993. Operations was charged $1,148,000 for the year ended December 31, 1992 in connection with this curtailment. Upon termination of the plan, the Company made total lump sum benefit payments of $4,225,000 to the three remaining participants int he plan. These payments were determined through negotiations with the participants and were less than the aggregate actuarial present value of the retirement benefits otherwise payable under the plan.
This termination resulted in a charge to operations of $1,220,000 during the year ended December 26, 1993.

         Net periodic pension cost for the fiscal year ended December 26, 1993 consists of the following:

                                                                                 1993
                                                                             -----------
                                                                             (Dollars in
                                                                              thousands)
 Service cost - benefits earned during the period  .....................        $  254

 Interest cost on projected benefit obligations  .......................           335

 Amortization of unrecognized prior service costs  .....................           195

 Effect of curtailment and settlements .................................         1,220
                                                                                ------

 Net periodic pension costs  ...........................................        $2,004
                                                                                ======

 Assumed rates of increase in compensation levels  .....................           6.0%
                                                                                ======

 Assumed discount rate .................................................           6.0%
                                                                                ======

NOTE 14 - DISCONTINUED OPERATIONS

         Discontinued operations for 1995 include a gain of $10,113,000, net of income taxes of $6,350,000 relating to the Maxcell Settlement. (See Note 11).

         On May 28, 1993 the Company, through its wholly owned subsidiary, Entertainment, completed the sale of its 50% interest in thePartnership, a partnership with Cinema Enterprises, Inc., a wholly-owned subsidiary of AMC for $17,500,000. As a result of this transaction, the Company recognized a gain of $5,272,000, net of income taxes of $2,717,000 in the year ended December 26, 1993.


 NOTE 15 - RELATED PARTY TRANSACTIONS

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

NOTE 16 - QUARTERLY  FINANCIAL  INFORMATION (UNAUDITED)

         Restaurants' fiscal year is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve, twelve, twelve or thirteen weeks, respectively. 1995 was a fifty-three week year and 1994 had fifty-two weeks. During the third quarter of 1995, the Company reduced by $3,049,000 its restructure reserve (Note 3). In the fourth quarter, the Company recorded a $17,000,000 allowance for asset valuation (Note 2), $10,113,000 gain, net of income taxes, from a litigation settlement (Note 11), $5,000,000 reduction of insurance reserves (Note 7) and a $2,880,000 reduction of restructure reserves (Note 3). During the fourth quarter of 1994, the Company recorded $1,600,000 related to the retirement of the Company's Chairman (Note 13), $600,000 for adjustment to the Company's deferred compensation obligation (Note 13), and a $1,000,000 reduction to the Company's restructure reserve (Note 3).

                                           FIRST              SECOND             THIRD                FOURTH
                                          QUARTER             QUARTER           QUARTER               QUARTER
                                         ---------           ---------         ---------             ---------
                                                    (Dollars in thousands, except per share data)
 QUARTER ENDED - 1995
 --------------------

 Net sales .......................       $ 83,744            $ 67,241           $ 65,492              $ 67,101

 Gross profit  ...................          8,362               7,040              3,884                 7,572

 Net income (loss) from
 continuing operations ...........         (1,505)               (759)              (947)               (8,098)

 Net income (loss) ...............         (1,505)               (759)              (947)                2,015

 Primary earnings per share:

          Continuing operations ..          (0.07)              (0.04)             (0.05)                 (.39)

          Net income (loss)  .....          (0.07)              (0.04)             (0.05)                  .10

 QUARTER ENDED - 1994
 --------------------

 Net sales, restated .............         88,423              69,529             68,086                61,346

 Gross profit  ...................         10,714               8,474              6,589                 4,267

 Net income (loss) from
 continuing operations ...........            847                 336             (1,246)               (3,654)

 Net income (loss) ...............            847                 336             (1,246)               (3,654)

 Primary earnings per share:

          Continuing operations ..           0.04                0.02              (0.06)                (0.18)

          Net income (loss)  .....           0.04                0.02              (0.06)                (0.18)

         Gross profit equals revenues less food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization and other restaurant operating expenses. Net income (loss) per share is computed separately for each period and, therefore, the sum of such quarterly per share amounts may differ from the total for the year. The effect of convertible debentures and stock options on the fully-diluted earnings per share computation for all 1995 and 1994 were either antidilutive or did not result in a material dilution of earnings per share and, therefore, primary and fully-diluted earnings per share are equivalent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in, or disagreements with, accountants during 1995.


PART III

ITEMS 10, 11, 12, AND 13.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
        EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED
        TRANSACTIONS

         The information required by these items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A, which information is herein incorporated by reference as if set out in full. If the Company's definitive proxy statement is not filed with the Commission by April 29, 1996, such information shall be contained in an amendment to this Form 10-K to be filed with the Commission no later than April 29, 1996.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)  FINANCIAL STATEMENTS/SCHEDULES                                                            PAGE
                                                                                                    ----
          1.      THE FOLLOWING FINANCIAL STATEMENTS OF THE COMPANY HAVE BEEN FILED UNDER
                  ITEM 8 HERETO:

                  Independent Auditor's Report                                                        22

                  Consolidated Balance Sheets as of December 31, 1995 and December 25, 1994           23

                  Consolidated Statements of Operations for each of the Three Fiscal Years
                      in the Period Ended December 31, 1995                                           25

                  Consolidated Statements of Cash Flows for each of the Three Fiscal Years
                      in the Period Ended December 31, 1995                                           27

                  Consolidated Statements of Shareholders' Equity for each of the Three
                      Fiscal Years in the Period Ended December 31, 1995                              29

                  Notes to Consolidated Financial Statements                                          30


          2.      THE FOLLOWING FINANCIAL STATEMENT SCHEDULES FOR THE THREE YEARS ENDED
                  DECEMBER 31, 1995 ARE FILED HEREWITH AT THE PAGE INDICATED:

                  Schedule I - Condensed Financial Information of the Registrant                     S-1

                  Scheduled II - Reserves                                                            S-7

                  The following financial statements and schedules of the Company's wholly-owned subsidiary, TPI Restaurants, Inc. are filed herewith at the page indicated:

                  Independent Auditors' Report                                                       W-1

                  Consolidated Balance Sheets as of December 31, 1995 and December 25, 1994          W-2

                  Consolidated Statements of Operations for each of the Three Fiscal Years
                      in the Period Ended December 31, 1995                                          W-4

                  Consolidated Statements of Cash Flows for each of the Three Fiscal Years
                      in the Period Ended December 31, 1995                                          W-5

                  Consolidated Statements of Stockholder's Equity for each of the Three Fiscal
                      Years in the Period Ended December 31, 1995                                    W-7

                  Notes to Consolidated Financial Statements                                         W-8

                  Schedule II - Reserves                                                            WS-1


          All other schedules have been omitted because they are inapplicable or the information required is shown in the consolidated financial statements or the notes thereto.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

         (B)     EXHIBITS

                 A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the "Exhibit Index," which immediately precedes such exhibits, and is incorporated herein by reference.

         (C)     REPORTS ON FORM 8-K

                 The Company filed a Form 8-K on October 12, 1995, November 1,
                     1995 and December 5, 1995.

         (D)     EXHIBITS

                 All exhibits required by item 601 are listed on the
                     accompanying "Exhibit Index" described in (b) above.

         (E)     FINANCIAL STATEMENTS OF SUBSIDIARY

                 The financial statements of the Company's wholly-owned
                     subsidiary, TPI Restaurants, Inc., are filed under (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                TPI ENTERPRISES, INC.
                                               -----------------------

                                                     Registrant


Date: March 29, 1996
                                      /s/ J. GARY SHARP
                                      ------------------------------------------
                                      J. Gary Sharp
                                      President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. GARY SHARP
- ----------------------------
J. Gary Sharp                           President and Chief Executive Officer, Director               March 29, 1996

/s/ FREDERICK W. BURFORD                Executive Vice President, Chief Financial Officer, and
- ------------------------                Director (Principal Financial and Accounting Officer)         March 29, 1996
Frederick W. Burford

/s/ DOUGLAS K. BRATTON
- ----------------------
Douglas K. Bratton                      Director                                                      March 29, 1996

/s/ OSWALDO CISNEROS
- --------------------
Oswaldo Cisneros                        Director                                                      March 29, 1996

/s/ LAWRENCE F. LEVY
- --------------------
Lawrence F. Levy                        Director                                                      March 29, 1996

/s/ JOHN L. MARION, JR.
- -----------------------
John L. Marion, Jr.                     Director                                                      March 29, 1996

/s/ PAUL JAMES SIU
- ------------------
Paul James Siu                          Director                                                      March 29, 1996

/s/ EDWIN B. SPIEVACK
- ---------------------
Edwin B.Spievack                        Director                                                      March 29, 1996

/s/ THOMAS M. TAYLOR
- --------------------
Thomas M. Taylor                        Director                                                      March 29, 1996

                                                                   SCHEDULE I
                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEET


                                                   DECEMBER 31,          DECEMBER 25,
                                                      1995                  1994
                                                   -----------           -----------
                                                        (Dollars in thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................  $     78              $ 11,976
  Deferred tax benefit............................     5,397                 5,666
  Income tax refund ..............................       545                   779
  Other current assets ...........................        10                    45
                                                    --------              --------
    TOTAL CURRENT ASSETS..........................     6,036                18,466
                                                    --------              --------
PROPERTY AND EQUIPMENT, NET.......................       115                   245
                                                    --------              --------
OTHER ASSETS:
  Investment in an advances to subsidiaries, net..   148,669               139,924
  Other...........................................         3                     3
                                                    --------              --------
                                                     148,672               139,927
                                                    --------              --------
                                                    $154,817              $158,638
                                                    ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable - trade........................  $     36              $     77
  Accrued expenses and other current liabilities..       905                 2,652
  Income taxes currently payable..................       421                   718
                                                    --------              --------
    TOTAL CURRENT LIABILITIES.....................     1,362                 3,447
                                                    --------              --------
DUE TO SUBSIDIARY.................................    14,443                15,104
                                                    --------              --------
LONG TERM DEBT....................................    66,563                66,563
                                                    --------              --------
DEFERRED INCOME TAXES.............................     5,537                 5,663
                                                    --------              --------
OTHER LIABILITIES.................................        46                   291
                                                    --------              --------
SHAREHOLDERS' EQUITY:
  Preferred shares no par value; 20,000,000
    shares authorized;
    none issued and outstanding...................       ---                   ---
  Common shares, $.01 par value; 100,000,000
    shares authorized,
    33,402,553 and 33,241,118 issued..............       334                   332
  Additional paid-in capital......................   226,454               226,144
  Deficit.........................................   (90,157)              (88,961)
                                                    --------              --------
                                                     136,631               137,515
Less treasury stock, at cost:
  12,805,260 and 12,846,094 common shares in 1995
  and 1994........................................   (69,765)               69,945
                                                    --------              --------
TOTAL SHAREHOLDERS' EQUITY........................    66,866                67,570
                                                    --------              --------
                                                    $154,817              $158,638
                                                    ========              ========

                  See notes to condensed financial statements
                                     S-1

                                                                     SCHEDULE I
                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS



                                                                               FISCAL YEAR ENDED
                                                            --------------------------------------------------
                                                            DECEMBER 31,        DECEMBER 25,      DECEMBER 26,
                                                                1995               1994              1993
                                                            ------------        -----------       ------------
                                                                          (Dollars in thousands)
Revenue:
  Management fee income......................                  $ 2,500           $2,500            $ 2,455
  Interest income............................                       96              267                428
  Equity in subsidiary earnings..............                      405              ---                 30
                                                               -------           ------            -------
                                                                 3,001            2,767              2,913
                                                               -------           ------            -------
Expenses:
  Equity in subsidiary losses................                   19,975            2,838             39,348
  General and administrative.................                      873            3,589              4,803
  Depreciation and amortization..............                       54               57                235
  Corporate restructuring....................                     (242)             ---                511
  Interest expense...........................                      ---              ---                340
                                                               -------           ------            -------
                                                                20,660            6,484             45,237
                                                               -------           ------            -------
Loss from continuing operations
  before income taxes........................                  (17,659)          (3,717)           (42,324)
Income tax benefit...........................                    6,350              ---              5,836
                                                               -------           ------            -------
Loss from continuing operations..............                  (11,309)          (3,717)           (36,488)
                                                               -------           ------            -------
Discontinued operations:

  Gain on disposal, net......................                   10,113              ---              5,273
                                                               -------           ------           --------
Net loss.....................................                  $(1,196)         ($3,717)          $(31,215)
                                                               =======           ======           ========

                  See notes to condensed financial statements

                                                                     SCHEDULE I
                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                    FISCAL YEAR ENDED
                                       -----------------------------------------------
                                       DECEMBER 31,     DECEMBER 25,      DECEMBER 26,
                                         1995              1994               1993
                                       ------------     ------------      ------------
                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net loss.........................    $(1,196)          $(3,717)          $(31,215)
    Adjustments to reconcile
      net loss to net cash
      provided by (used in)
      operating activities:
    Depreciation and
      amortization.................         55                57                285
    Equity in subsidiaries
      (earnings) losses............     19,571             2,838             39,318
    Equity in subsidiary
      earnings from
      discontinued operations......    (16,463)              ---             (7,990)
    Deferred income taxes..........        143                (3)            (2,444)
    Changes in assets and
      liabilities, net of
      effects of discontinued
      operations:
      Income tax refund............        234             2,392             (3,171)
      Other current assets.........         35                19              1,655
      Intangible pension asset.....        ---               ---                330
      Other........................        ---                 5                 15
      Accounts payable - trade.....        (41)               37                (50)
      Accrued expenses and
        other current liabilities..     (1,570)              341               (474)
      Income taxes currently
        payable....................       (297)               69             (1,016)
      Other liabilities............       (245)             (476)            (1,996)
                                       -------           -------           --------
        Total adjustments..........      1,422             5,279             24,412
                                       -------           -------           --------
        Net cash provided by
          (used in) operating
          activities...............    $   226           $ 1,562           $ (6,803)
                                       -------           -------           --------

                  See notes to condensed financial statements

                                                                      SCHEDULE I
                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Continued)



                                                                  FISCAL YEAR ENDED
                                                  ----------------------------------------------------
                                                  DECEMBER 31,         DECEMBER 25,       DECEMBER 26,
                                                      1995                1994               1993
                                                  ------------        -------------       -----------
                                                                 (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in and advances to
    subsidiaries,net............................  $(11,851)            $    72                $(32,926)
  Acquisition of property and equipment.........       ---                 (11)
  Dividends received from subsidiary............       ---                 ---                   5,254
  Disposition of property and equipment.........        76                 ---                     ---
                                                   -------             -------                --------

Net cash provided by (used in) investing
  activities....................................   (11,775)                 61                 (27,672)
                                                   -------             -------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment of advances from subsidiaries.........      (661)               (850)                    ---
  Common shares issued..........................       312                 566                  17,204
  Proceeds from 5% Convertible Senior
    Subordinated Debentures.....................       ---                 ---                  15,000
                                                   -------             -------                --------
Net cash provided by (used in) financing
   activities...................................      (349)               (284)                 32,204
                                                   -------             -------                --------
Increase (decrease) in cash and cash
  equivalents...................................   (11,898)              1,339                  (2,271)
Cash and cash equivalents, beginning of
  period........................................    11,976              10,637                  12,908
                                                   -------             -------                --------
Cash and cash equivalents, end of period........   $    78             $11,976                $ 10,637
                                                   =======             =======                ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Non-cash transactions:
    Conversion of 8  1/4 % Subordinated
      Debentures...............................        ---             $   165                     ---
  Cash payments (refunds) during the year for:
    Income taxes...............................    $   158              (2,164)               $  2,810
    Conversion of subsidiary receivable to
      investment...............................      5,000                 ---                     ---

                  See notes to condensed financial statements

                                                                      SCHEDULE I
                             TPI ENTERPRISES, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)




                                          COMMON SHARES ISSUED
                                        ------------------------     ADDITIONAL
                                         NUMBER OF                    PAID-IN                      TREASURY
                                          SHARES         AMOUNT       CAPITAL      DEFICIT          STOCK      TOTAL
                                        -----------------------------------------------------------------------------
Balance, December 31, 1992............  31,017,689        $310       $207,314     $(54,029)       $(69,945)   $83,650
Investment in Dompany by the
  Airlie Group, L.P...................   1,503,220          15         14,030         ---              ---     14,045
Issue of shares in connection with
  acquisition.........................      94,300           1            894         ---              ---        895
Issue of shares in pursuant to
  employee stock plans................     499,559           5          3,154         ---              ---      3,159
Conversion of subordinated
  debentures..........................       3,846         ---             25         ---              ---         25
Net loss..............................         ---         ---            ---      (31,215)            ---    (31,215)
                                        ----------        ----       --------     --------        --------    -------

Balance, December 26, 1993............  33,118,614         331        225,417      (85,244)        (69,945)    70,559
Issue of shares in pursuant to
  employee stock plans................      97,582           1            575          ---             ---        576
Conversion of subordinated
  debentures..........................      24,922         ---            152          ---             ---        152
Net loss..............................         ---         ---            ---       (3,717)            ---     (3,717)
                                        ----------        ----       --------     --------        --------    -------
Balance, December 24, 1994............  33,241,118         332        226,144      (88,961)        (69,945)    67,570

Issue of shares in pursuant to
  employee stock plans................     160,235           2            304          ---             180        486
Other.................................       1,200         ---              6          ---             ---          6
Net income............................        ---          ---            ---       (1,196)            ---     (1,196)
                                        ----------        ----       --------     --------        --------    -------

Balance December 31, 1995.............  33,402,553        $334       $226,454     $(90,157)       $(69,765)   $66,866
                                        ==========        ====       ========     ========        ========    =======

                  See notes to condensed financial statements

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

  Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the Company's consolidated financial statements.


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

                                                                    SCHEDULE II
                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
                                   RESERVES
                             (DOLLARS IN THOUSANDS)



                                     BALANCE AT     ADDITIONS       ADDITIONS         DEDUCTIONS       BALANCE AT
                                    BEGINNING OF   CHARGED TO       CHARGED TO           FROM            END OF
                                       PERIOD      OPERATIONS     OTHER ACCOUNTS       RESERVES          PERIOD
                                    -----------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

Year ended December 31, 1995:         $    59       $    66        $   ---            $   ---            $   125

Year Ended December 25, 1994:         $   ---       $    59        $   ---            $   ---            $    59

Year Ended December 26, 1993:         $   ---       $   ---        $   ---            $   ---            $   ---



ALLOWANCE FOR RESTRUCTURING RESERVE:

Ydear ended December 31, 1995:        $12,430       $   ---        $   ---            $ 3,678 (1)        $ 8,752

Year Ended December 25, 1994          $18,695       $   ---        $   ---            $ 6,265 (1)        $12,430

Year Ended December 26, 1993:         $ 3,773       $17,286        $   ---            $ 2,364            $18,695



ALLOWANCE FOR ASSET VALUATION:

Year ended December 31, 1995:         $   ---       $   ---        $17,000            $   ---            $17,000

Year Ended December 25, 1994          $   ---       $   ---        $   ---            $   ---            $   ---

Year Ended December 26, 1993:         $   ---       $   ---        $   ---            $   ---            $   ---



(1) Represents deductions for the write-off of assets and changes in assumptions in connection with the Company's restructure plan. See Note 3.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of TPI Restaurants, Inc.:


We have audited the accompanying consolidated balance sheets of TPI Restaurants, Inc., (a wholly-owned subsidiary of TPI Enterprises, Inc.) and its subsidiaries as of December 31, 1995 and December 25, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at
Item 14 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TPI Restaurants, Inc. and its subsidiaries as of December 31, 1995 and December 25, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

March 28, 1996
Memphis, Tennessee

                    TPI RESTAURANTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                         DECEMBER 31,        DECEMBER 25,
                                                            1995                1994
                                                         ------------        ------------
                                                             (Dollars in thousands)
CURRENT ASSETS:
  Cash and cash equivalents ........................     $  8,285              $  4,832
  Accounts receivable - trade (net of allowance
    for doubtful accounts  of $125 in 1995 and
    $59 in 1994)....................................        1,248                   805
  Inventories.......................................       13,020                11,969
  Deferred tax benefit..............................        3,190                 3,611
  Other current assets..............................        1,166                 1,566
                                                         --------              --------

TOTAL CURRENT ASSETS................................       26,909                22,783
                                                         --------              --------

PROPERTY AND EQUIPMENT (at cost)....................      236,756               239,991

  Less accumulated depreciation and amortization....       79,538                70,243
  Less allowance for restructuring..................        8,752                12,430
                                                         --------              --------
                                                          148,466               157,318
                                                         --------              --------
OTHER ASSETS:
  Goodwill (net of accumulated amortization of
    $9,431 in 1995 and $8,152 in 1994)..............       36,396                37,675

  Less valuation allowance                                 17,000                   ---
                                                         --------              --------
                                                           19,396                37,675
  Other intangible assets (net of accumulated
    amortization of $6,479
    in 1995 and $5,144 in 1994).....................       18,265                19,681
  Other.............................................          627                   609
                                                         --------              --------

                                                           38,288                57,965
                                                         --------              --------
                                                         $213,663              $238,066
                                                         ========              ========

                See notes to consolidated financial statements

                    TPI RESTAURANTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                     LIABILITIES AND STOCKHOLDER'S EQUITY




                                                          DECEMBER 31,           DECEMBER 25,
                                                             1995                   1994
                                                          ------------          ------------
                                                               (Dollars in thousands)
CURRENT LIABILITIES:

  Current portion of long-term debt....................   $ 24,231                $   3,725
  Accounts payable - trade.............................     15,881                   15,488
  Accrued expenses and other current liabilities.......     27,506                   31,656
                                                          --------                ---------
    TOTAL CURRENT LIABILITIES..........................     67,618                   50,869
                                                          --------                ---------
LONG-TERM DEBT.........................................     81,628                  107,721
                                                          --------                ---------
RESERVE FOR RESTRUCTURING..............................      8,162                   14,735
                                                          --------                ---------
DEFERRED INCOME TAXES..................................      3,190                    3,611
                                                          --------                ---------
PAYABLE TO PARENT......................................     21,662                   14,872
                                                          --------                ---------
OTHER LIABILITIES......................................      1,596                    1,619
                                                          --------                ---------
STOCKHOLDER'S EQUITY:

  Series A preferred stock ($40,000 aggregate
    liquidation preference) $.01 par value;
    10,000 shares authorized; 10,000
    issued and outstanding.............................        ---                      ---
  Common Shares, $.01 par value; 1,000 shares
    authorized; 1,000 issued and outstanading..........        ---                      ---
  Additional paid-in capital...........................    120,216                  115,216
  Deficit..............................................    (90,409)                 (70,577)
                                                          --------                ---------
    TOTAL STOCKHOLDER'S EQUITY.........................     29,807                   44,639
                                                          --------                ---------
                                                          $213,663                $ 238,066
                                                          ========                =========

                See notes to consolidated financial statements

                   TPI RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                     FISCAL YEAR ENDED
                                                 -----------------------------------------------------------
                                                 DECEMBER 31,           DECEMBER 25,           DECEMBER 26,
                                                    1995                   1994                   1993
                                                 ------------           ------------           ------------
                                                                  (Dollars in thousands)
Restaurant revenues..........................     $283,578                $287,384               $289,439
                                                  --------                --------               --------
Costs and expenses:
  Food, supplies and uniforms................      103,874                 102,831                101,980
  Restaurant labor and benefit...............       86,264                  87,467                 88,693
  Restaurant depreciation and amortization...       12,252                  14,138                 13,632
  Other restaurant operating expenses........       54,705                  52,727                 51,291
  General and administrative expenses........       20,944                  20,256                 23,504
  Provision for asset valuation..............       17,000                     ---                    ---
  Restructuring charges......................       (5,761)                   (986)                34,571
  Other, net.................................        3,666                   3,440                  3,275
                                                  --------                --------               --------
                                                   292,944                 279,873                316,946
                                                  --------                --------               --------
Operating income (loss)......................       (9,366)                  7,511               (27,507)
                                                  --------                --------               --------

Other income and expenses:
  Interest income............................          141                      66                    122
  Interest expense...........................      (10,607)                (10,325)               (10,203)
  Other......................................          ---                     ---                   (109)
                                                  --------                --------               --------
                                                   (10,466)                (10,259)               (10,190)
                                                  --------                --------               --------

Loss before income taxes.....................      (19,832)                 (2,748)               (37,697)

Income tax expense...........................          ---                     ---                     85
                                                  --------                --------               --------

Net loss.....................................     $(19,832)               $ (2,748)              $(37,782)
                                                  ========                ========               ========

               See notes to consolidated financial statements

                   TPI RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FISCAL YEAR ENDED
                                                        -------------------------------------------------------
                                                        DECEMBER 31,           DECEMBER 25,        DECEMBER 26,
                                                           1995                   1994                 1993
                                                        ------------           ------------        ------------
                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................     $(19,832)             $ (2,748)           $(37,782)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization.................       17,214                19,158              17,810
      Provision for asset valuation.................       17,000                   ---                 ---
      Reserves for restructuring....................       (5,761)                 (667)             34,571
      Changes in assets and liabilities:
       Accounts receivable trade.....................        (444)                  134                 494
       Inventories...................................      (1,051)                 (545)              3,488
       Other current assets..........................         361                   654                 329
       Other assets..................................        (659)                  754              (1,415)
       Accounts payable trade........................         393                (4,382)              4,854
       Accrued expenses and other current
         liabilities.................................      (1,989)                3,725               4,911
       Reserves for restructuring....................      (4,537)               (3,172)             (4,136)
       Other liabilities.............................         (23)                 (763)                840
                                                         --------              --------            --------
              Total adjustments.....................       20,504                14,896              61,746
                                                         --------              --------            --------
       Net cash provided by operating
         activities.................................          672                12,148              23,964
                                                         --------              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment.........       (6,795)              (19,391)            (43,867)
      Acquisition of business, net of cash
        received....................................         ----                  ----              (4,660)
      Disposition of property and equipment.........        2,143                 5,054               5,230
      Other.........................................           38                   (27)               (199)
                                                         --------              --------            --------
       Net cash used in investing activities........     $ (4,614)             $(14,364)           $(43,496)
                                                         --------              --------            --------

                   TPI RESTAURANTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (CONTINUED)

                                                                          FISCAL YEAR ENDED
                                                         -----------------------------------------------------
                                                         DECEMBER 31,         DECEMBER 25,         DECEMBER 26,
                                                             1995                1994                1993
                                                         ------------     ------------------      ------------
                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (payments on)
   credit facilities...............................       $ (1,000)               $3,400            $(18,550)
  Contribution from parent.........................          5,000                   ---              17,065
  Borrowings from (payments to) parent.............          6,790                  (305)             15,177
  Proceeds from 5% senior debentures...............            ---                   ---              15,000
   other long term debt payments...................         (3,395)               (1,722)             (7,209)
                                                          --------                ------            --------
  Net cash provided by financing
   activities......................................          7,395                 1,373              21,483
                                                          --------                ------            --------
  Net increase (decrease) in cash and
   cash equivalents................................          3,453                  (843)              1,951

  Cash and cash equivalents, beginning of
   period..........................................          4,832                 5,675               3,724
                                                          --------                ------            --------

  Cash and cash equivalents, end of period.........       $  8,285                $4,832            $  5,675
                                                          ========                ======            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Non-cash transactions:
Conversion of parent debt to equity ...............       $  5,000                   ---                 ---
Capitalized lease obligations entered
  into ............................................            ---                $1,430            $  3,241
Conversion of 8 1/4% subordinated
  debentures ......................................            ---                   162                 ---
Liabilities assumed in acquisitions of
  properties  .....................................            ---                   ---                1819
  Common stock issued in acquisitions of
  properties.......................................            ---                   ---                 895
Cash payments during the period for:
Interest ..........................................       $  9,183                $9,301            $  9,764
Interest capitalized ..............................            ---                    77                 202

                 See notes to consolidated financial statements

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in thousands)

                                                                      ADDITIONAL
                                      PREFERRED         COMMON         PAID-IN
                                        STOCK           STOCK          CAPITAL        DEFICIT          TOTAL
                                     -------------------------------------------------------------------------
 Balance, December 27, 1992  .......  $   ---          $   ---        $ 97,079       $ (30,047)        $67,032

 Stockholder contribution ..........      ---              ---          17,985             ---          17,985

 Net loss  .........................      ---              ---             ---         (37,782)        (37,782)
                                      -------          -------        --------       ---------         -------

 Balance, December 26, 1993  .......      ---              ---         115,064         (67,829)         47,235

 Stockholder contribution  .........      ---              ---             152             ---             152

 Net loss  .........................      ---              ---             ---          (2,748)         (2,748)
                                      -------          -------        --------       ---------         -------


 Balance, December 25, 1994  .......      ---              ---         115,216         (70,577)         44,639

 Stockholder contribution  .........      ---              ---           5,000             ---           5,000

 Net loss  .........................      ---              ---             ---         (19,832)        (19,832)
                                      -------          -------        --------       ---------         -------

 Balance, December 31,1995 .........  $   ---          $   ---        $120,216       $ (90,409)        $29,807
                                      =======          =======        ========       =========         =======

                 See notes to consolidated financial statements

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

REPORTING ENTITY AND PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of TPI Restaurants, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company is one of the largest restaurant franchisees in the United States. The Company owns and operates 256 restaurants, including 188 Shoney's and 68 Captain D's in eleven states, primarily in the southern United States.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

CASH AND CASH EQUIVALENTS

    The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

    The Company utilizes a cash management system under which cash overdrafts exist in the book balances of its primary disbursing accounts. These overdrafts represent the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represent balances on deposit at other locations prior to their transfer to the primary disbursing accounts. Uncleared checks of $6,752,171 and $7,229,000 are included in accounts payable at December 31, 1995 and December 25, 1994, respectively.

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

    Goodwill related to the acquisition of the Company is amortized on a straight-line basis over a thirty-six year period. The costs of franchise license agreements which govern the individual Shoney's and Captain D's restaurants and reserved area agreements are amortized on a straight-line basis over the lives of the related franchise license agreements, up to 40 years. The Company has historically evaluated goodwill impairment based upon future undiscounted cash flows. The Company recorded a valuation allowance based upon the difference in the carrying value of the net assets and the estimated fair value of the consideration to be received from Shoney's, Inc. at December 31, 1995 (See Note 2).

INCOME TAXES

    The Company's income taxes are computed in accordance with a tax sharing and payment agreement with its parent company. Effective December 30, 1991, the Company adopted Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabiltiies that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expended to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

WORKING CAPITAL DEFICIENCY

    The Company had a working capital deficiency of $40,709,000 and $28,086,000 at December 31, 1995 and December 25, 1994, respectively. The Company does not have significant receivables or inventory and receives trade credit based upon negotiated terms in purchasing food and supplies. Because funds available from cash sales are not needed immediately to pay for food and supplies or to finance receivables or inventory, they may be used for non-current capital.

OTHER

    A new accounting pronouncement on impairment of long-lived assets was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Company does not believe the adoption of this accounting standard will have a material adverse effect on its result of operations or consolidated financial position.

NOTE 2 - SHONEY'S, INC. TRANSACTION

    On March 15, 1996, Enterprises entered into a Plan of Tax-Free Reorganization Under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement (the "Agreement") with Shoney's, Inc. to sell substantially all of Enterprises' assets to Shoney's, Inc. (the "Shoney's, Inc. Sale Transaction"). At the closing of the Shoney's, Inc. Sale Transaction, under the terms of the Agreement, Shoney's, Inc. will deliver to Enterprises (a) 5,577,102 shares of Shoney's, Inc. common stock plus (b) shares of Shoney's, Inc. common stock equal to $10,000,000 divided by the average closing market price of Shoney's, Inc. common stock over a ten day trading period prior to the closing, subject to certain adjustments as provided in the Agreement. Enterprises will deliver to Shoney's, Inc. all of the issued and outstanding shares of capital stock of the Company and its wholly-owned subsidiaries, TPI Entertainment, Inc. and TPI Insurance Corporation. Additionally, Enterprises will transfer certain liabilities, all intercompany accounts and all cash and cash equivalents of the Company except for $14,850,000 in cash, of which $7,350,000 is designated to pay certain specified wind-up expenses. If the specified wind-up expenses are less than the designated $7,350,000, Enterprises is required to transfer the difference to Shoney's, Inc.; if the expenses are greater, the excess will be paid from the remaining $7,500,000 of cash after which the balance will be distributed to shareholders. As a condition to closing of the Shoney's, Inc. Sale Transaction, the obligations of the Company under the Debentures, Senior Debentures and Credit Facility must have been assumed by Shoney's, Inc. and the Company released from all obligations thereunder.

    The Agreement requires Enterprises after closing to wind-down its operations and distribute the Shoney's, Inc. common shares received and any remaining cash amounts to Enterprises' shareholders. Management anticipates that the closing of the Shoney's, Inc. Sale Transaction will occur by June 30, 1996 and that the majority of such distributions to Enterprises' shareholders will be made during 1996.

    At December 31, 1995, Enterprises has recorded a provision of $17,000,000 to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's, Inc. This allowance has been reflected as a reduction in the Company's recorded goodwill in the accompanying financial statements.

    The Agreement may be terminated by mutual consent of Enterprises and Shoney's, Inc. or by either party under certain circumstances, including if the closing does not occur prior to June 30, 1996. The Agreement is subject to a number of other conditions including, among other things, (1) the approval of the shareholders of both Enterprises and Shoney's, Inc., (2) the expiration of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, (3) the receipt by Shoney's, Inc. of a commitment for additional financing in the amount of $60,000,000 and its funding in accordance with its terms, (4) the receipt of fairness and legal opinions and (5) the absence of a material adverse change to Enterprises. The Agreement provides for the payment by Enterprises of a break-up fee in the case of certain third party acquisition events or proposals.


NOTE 3 - RESTRUCTURING  CHARGES

    The Company adopted a restructuring plan as of the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of their current lease terms, and restructuring divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company recorded $19,800,000 of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. As of December 31, 1995, the Company has closed 22 restaurants with plans to close one more restaurant, and has determined that eight restaurants should stay open. Management is still evaluating the timing of the closing of the remaining restaurant. During 1995, the Company reduced its restructuring reserve by $5,136,000 due to a change in estimate as a result of management's decision to leave three restaurants open and due to management being able to buyout of certain leases at more favorable terms than originally estimated. The Company was also able to dispose of some locations for amounts in excess of the original estimates and had lower than expected costs at other locations. The restructuring reserve was also reduced by $2,157,000 during 1995 for expenditures and asset write-offs related to the other 23 units.

    With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets has been permanently impaired, and accordingly, provided $4,500,000 primarily for the write-down of assets at the end of 1993.

The Company has closed three of these units prior to or upon the expiration of their current lease terms. The Company's restructure plan also called for two additional units to be closed by December 31, 1995. Due to the proposed Shoney's, Inc. Sale Transaction, management is still evaluating the timing of closing of these two restaurants (See Note 2 to the Company's consolidated financial statements). The reserve for restructuring was reduced by $669,000 during 1995 for the write-down of assets and increased by $22,000 for a net change in estimate.

    With respect to the Company's restructuring of its divisional management and consolidation of the Company's corporate offices, the Company provided an additional $168,000 during 1995 and paid out approximately $2,280,000 related to the restructuring reserve of which $1,000,000 was for severance.

    In addition to these reserves, the Company also has a reserve related to units that were closed prior to 1993 and for the sale of vacant properties. During 1995, the restructuring reserve was reduced by approximately $1,041,000 resulting from expenditures and asset write-downs and by $815,000 for changes in original estimates for the costs of disposal.

    At December 31, 1995, the Company's reserve for restructuring of $11,350,000 represents the amounts owed for lease and other expenses. The Company has classified $3,188,000 of the restructure as a current liability at December 31, 1995. The Company also has an allowance for restructuring of $8,752,000 recorded on its balance sheet for the write off of assets. The reserve for restructuring includes management's best estimates of the remaining liabilities associated with its restructuring and the net realizable value of property. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates of these amounts will
change in the near term.   Revenues of $3,000,000 and expenses of $2,800,000
related to units provided for in the restructuring reserve have been excluded from the 1995 statement of operations.

NOTE 4 - PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                 1995                  1994
                                                                               --------              --------
                                                                                  (Dollars in thousands)
 Owned:
      Land ...............................................................     $ 35,201              $ 35,602
      Buildings  .........................................................       52,699                52,616
      Leasehold improvements and buildings on leased land  ...............       50,759                51,259
      Equipment and furnishings ..........................................       74,427                74,685
                                                                               --------              --------
                                                                                213,086               214,162
                                                                               --------              --------
 Leased:
      Buildings  .........................................................       23,074                23,905
      Equipment  .........................................................          596                 1,924
                                                                               --------              --------
                                                                                 23,670                25,829
                                                                               --------              --------
 Property and equipment (at cost)  .......................................      236,756               239,991
                                                                               --------              --------

 Less accumulated depreciation and amortization  .........................       79,538                70,243
                                                                               --------              --------

 Less allowance for unit closings  .......................................        8,752                12,430
                                                                               --------              --------

      Total property and equipment .......................................     $148,466              $157,318
                                                                               ========              ========

    Property and equipment with a net book value of approximately $21,565,000 and $22,233,000 were pledged as collateral for the Company's debt facilities as of December 31, 1995 and December 25, 1994, respectively.

    Depreciation and amortization are calculated using the straight-line method and are based on the estimated useful lives of the assets as follows: buildings, 30 years; equipment and furnishings, 3-15 years; and leasehold improvements, primarily representing buildings constructed on leased property, the lesser of the term of the lease or 30 years. Depreciation and amortization of property and equipment, exclusive of depreciation and amortization included in the restructuring reserve, totaled approximately $13,893,000, $14,928,000, and $14,048,000 during 1995,1994 and 1993, respectively. In 1995, 1994, and
1993, approximately $1,422,000, $1,643,000, and $1,649,000, respectively, related to capitalized leases. Property and equipment includes capitalized interest on construction of $425,000, $425,000, and $374,000 at December 31, 1995, December 25, 1994 and December 26, 1993, respectively.


NOTE 5 - OTHER INTANGIBLE ASSETS

 Other intangible assets consists of the following:

                                                                                     1995              1994
                                                                                    -------           -------
                                                                                      (Dollars in thousands)
      Franchise and reserved area rights . . . . . . . . . . . . . . . . . . .      $17,710           $17,704
      Deferred debt costs  . . . . . . . . . . . . . . . . . . . . . . . . . .        6,724             6,175
      Unamortized pre-opening expense  . . . . . . . . . . . . . . . . . . . .          310               946
                                                                                    -------           -------
                                                                                     24,744            24,825
      Less accumulated amortization  . . . . . . . . . . . . . . . . . . . . .        6,479             5,144
                                                                                    -------           -------
                                                                                    $18,265           $19,681
                                                                                    =======           =======


NOTE 6 - LONG-TERM  DEBT

 Long-term debt consists of the following:

                                                                                     1995               1994
                                                                                  ---------           --------
                                                                                     (Dollars in thousands)
      8 1/4% Convertible Subordinated Debentures, due 2002 ...................     $ 51,563           $ 51,563
      5% Senior Convertible Subordinated Debentures, due 2003 ................       15,000             15,000
      Credit Facility  .......................................................       21,400             22,400
      Notes  payable, interest rates of 7.75% to 10%, due through 2007 .......        2,608              4,863
      Obligations under capital leases .......................................       15,288             17,620
                                                                                  ---------           --------
                                                                                    105,859            111,446
      Less amounts due within one year .......................................       24,231              3,725
                                                                                  ---------           --------
                                                                                  $  81,628           $107,721
                                                                                  =========           ========

    Scheduled annual principal maturities of long-term debt, excluding capital leases, for the five years subsequent to December 31, 1995 are as follows:
$23,004,000 in 1996; $42,000 in 1997; $47,000 in 1998,  $52,000 in 1999,
$58,000 in 2000, and $67,369,000 thereafter.

        Interest expense for 1995, 1994, and 1993 includes interest on obligations under capital leases of $1,776,000, $1,952,000 and $2,334,000 respectively.

DEBENTURES

        On March 19, 1993, the Airlie Group, L.P. and certain related parties (the "Airlie Group") made an investment in TPI Enterprises, Inc. (Enterprises) of $30,000,000 including $15,000,000 of 5% Convertible Senior Subordinated Debentures (the "Senior Debentures"), due 2003, the issuance of 1,500,000 shares of Enterprises' common stock at $10 per share and the issuance of warrants to purchase an additional 1,000,000 shares of common stock at $11 per share. The Senior Debentures are senior to the 8 1/4% Convertible Subordinated Debentures (described below). The Senior Debentures are convertible at the option of the holder into common shares of Enterprises at any time prior to maturity at $11 per share, subject to adjustment in certain events. The Senior Debentures mature on April 15, 2003 and are redeemable, in whole or in part, at the option of Enterprises at any time on or after April 15, 1996, initially at 103.5% of their principal amount and declining to 100% of their principal amount on April 15, 2003. The Senior Debenture holders may require Enterprises to repurchase the Senior Debentures, in whole or in part, in certain circumstances involving a change in control of Enterprises as defined in the Debenture Purchase Agreement (the "Agreement"). However, a change in control, as defined in the Agreement, will create an event of default under the Credit Facility (described below) and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provision of the Agreement until the Credit Facility (and any other senior indebtedness of Enterprises and senior indebtedness of the Company with respect to which there is a payment default) have been repaid in full. The Senior Debentures are unconditionally guaranteed on a subordinated basis by the Company. They are subordinated to all existing and future senior indebtedness of Enterprises and the Company. As a condition to closing of the Shoney's, Inc. Sale Transaction, the liabilities associated with or arising out of the Senior Debentures must be satisfied.

        The 8 1/4% Convertible Subordinated Debentures (the "Debentures"), which provided proceeds to Enterprises of $47,948,000, net of $3,802,000 in deferred debt costs, are convertible at the option of the holder into common shares of Enterprises at any time prior to maturity at a conversion price of $6.50 per share subject to adjustment in certain events. The Debentures mature on July 15, 2002, and are redeemable at the option of Enterprises at any time on or after July 15, 1995, at a premium which declines as the Debentures approach maturity. The Debenture holders may also require Enterprises to repurchase the Debentures, in whole or in part, in certain circumstances involving a change in control of Enterprises as defined in the indenture covering the Debentures (the "Indenture"). However, a change in control, as defined in the Indenture, will create an event of default under the Credit Facility and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provisions of the Indenture until the Credit Facility (and any other senior indebtedness of Enterprises and senior indebtedness of the Company with respect to which there is a payment default) have been repaid in full. The Debentures are unconditionally guaranteed on a subordinated basis by the Company. They are subordinated to all existing and future senior indebtedness of the Company and Enterprises. As a condition to closing of the Shoney's, Inc. Sale Transaction, the obligations of the Company and Enterprises under the Debentures must be satisfied.

CREDIT FACILITY

        The Company's Credit Facility with a syndicate of banks was amended and restated as of January 31, 1995. The Credit Facility, as amended, restricts total borrowings available under the Credit Facility to $40,000,000 and revises certain financial covenant ratios and requires the collateralization of additional properties. On February 29, 1996 in connection with the proposed Shoney's, Inc. Sale Transaction the Credit Facility was amended to revise certain financial covenant ratios to allow for a provision of up to $25,000,000 to be taken by the Company as an asset valuation (See Note 2). As discussed in
Note 2, Enterprises is seeking to complete the Shoney's, Inc. Sale Transaction no later than June 30, 1996. Under the terms of the Agreement, Shoney's, Inc. will assume or retire certain obligations of Enterprises including the Credit Facility, which matures June 3, 1996. Enterprises is discussing with its bank group the possibility of extending the Credit Facility until the closing date with Shoney's, Inc. Enterprises is also in discussions with respect to obtaining certain waivers of financial covenants which may be required for the first quarter of 1996 new until this transaction is closed. Additionally, Enterprises is discussing amendments or waivers to the financial covenants that may be necessary prior to closing. Management is of the opinion that Enterprises will be able to obtain such an agreement. However, there can be no assurance that such an agreement can be reached with respect to either extending the facility or amending or obtaining waivers to the financial covenants.

        Borrowings under the Credit Facility, at the Company's option, bear interest at either a defined base rate or a rate based on the London Interbank Offered Rate. The weighted average interest rate on the amount outstanding was 8.5% and 8.2% for 1995 and 1994, respectively. The Company paid certain fees and expenses to the Banks in connection with the original commitment letter, which along with other costs associated with the Original Credit Facilities, totaled approximately $2,000,000 and also agreed to indemnify the Banks against certain liabilities. The Company also paid an amendment fee of $80,000 and costs of $470,000 for its Second Amended and Restated Credit Agreement dated January 31, 1995. The Company also pays a fee based on the Eurodollar rate, 2.5% at December 31, 1995, in connection with letters of credit issued and a commitment fee equal to 0.50% per annum on the average daily unused amount of the Credit Facility. The terms of the Credit Facility increased the fee paid on borrowings and letters of credit by .50% effective January 31, 1995.

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

        At December 31, 1995, $21,400,000 was drawn on the Credit Facility and letters of credit in the amount of $10,592,790 were outstanding, resulting in a remaining available balance of $8,007,210.

NOTES PAYABLE

        Notes payable as of December 31, 1995 consists of obligations secured by buildings, land, equipment, and cash value life insurance policies with a net book value of $7,712,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value of the Debentures, based on the quoted market price, is $48,000,000 and $39,200,000 at December 31, 1995 and December 25,
1994, respectively. The estimated fair value of the Senior Debentures at December 31, 1995 is $11,400,000 and $11,570,000 for December 31, 1995 and
December 25, 1994, respectively, based on the estimated borrowing rates available to the Company. The Credit Facility reprices frequently at market rates; therefore, the carrying amount of the Credit Facility is a reasonable estimate of its fair value at December 31, 1995 and December 25, 1994. The estimated fair value of the Company's notes payable approximates the principal amount of such notes outstanding at December 31, 1995 and December 25, 1994, which is based upon the estimated borrowing rates available to the Company.

        The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and December 25, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES


                                   1995        1994
                                  -------     -------
                                 (DOLLARS IN THOUSANDS)
Insurance......................   $12,373     $14,578
Reserve for restructuring......     3,188       5,177
Taxes other than income taxes..     4,600       4,463
Interest.......................     2,331       2,407
Payroll........................     1,748       1,524
Other..........................     3,266       3,507
                                  -------     -------
                                  $27,506     $31,656
                                  =======     =======

        The Company is primarily self insured for general liability and workers' compensation risks supplemented by stop loss type insurance policies. The self-insurance liabilities included in accrued insurance at December 31, 1995 and December 25, 1994 were approximately $11,816,000 and $14,232,000, respectively.

        During the fourth quarter of 1995, management received the 1995 actuarial study relating to its self insurance programs for workers' compensation and general liability. The study indicated a continued improvement in the Company's claims development which resulted in the reduction of projected ultimate losses. Accordingly, the Company reduced its accrual for workers' compensation by $3.5 million and its accrual for general liability by $1.5 million.

NOTE 8 - INCOME TAXES

        The provision (benefit) for income taxes on income before extraordinary item and cumulative effect of accounting changes is as follows for 1993:


                                    1993
                                ----------
                          (DOLLARS IN THOUSANDS)
Current:
  Federal....................   $      ---
  State and local............          ---
                                ----------
Deferred:
  Federal....................          ---
  State and local............           85
                                ----------
                                        85
                                ----------
                                $       85
                                ==========

    The provision (benefit) for income taxes is different from the amount that would be computed by multiplying the income (loss) before provision (benefit) for income taxes by the statutory U.S. federal income tax rates for the following reasons:

                                                               1995      1994      1993
                                                             --------  --------  --------
                                                                (DOLLARS IN THOUSANDS)
Provision (benefit) at statutory rate...................     $(6,790)     $(936)   $(12,845)

State and local income taxes, net of
  federal income tax benefit............................         ---       ---         ---

Goodwill and other nondeductible items..................       6,441       475         476

Targeted jobs tax credit................................        (134)     (318)       (105)

Tip credits.............................................        (352)     (388)        ---

Valuation allowance.....................................         748     1,284      12,474

Other...................................................          87      (118)         85

Total provision for income taxes on                          -------     -----     -------
  continuing operations.................................     $   ---     $ ---     $    85
                                                             =======     =====     =======

The tax effects of principal temporary differences in 1995 are shown in the following table:

                                                 ASSETS    LIABILITIES   TOTAL
                                                --------  ------------- -------
                                                   (Dollars in thousands)

Additional inventory costs for tax purposes..  $    275    $    ---    $   275

Net operating loss and contributions
  carryforward...............................       965         ---        965

Reserves and accrued expenses................     5,702         ---      5,702

Other........................................       ---          (1)        (1)

Valuation allowance..........................    (3,751)        ---     (3,751)
                                               --------    --------   --------
    Current..................................     3,191          (1)     3,190
                                               --------    --------   --------
Unamortized intangible assets................       ---      (1,258)    (1,258)

Excess tax over book depreciation and
  sale-leasebacks............................       ---     (14,523)   (14,523)

Deferred compensation........................       561         ---        561

Reserves and accrued expenses................     5,263         ---      5,263

AMT, net operating loss and targeted jobs tax
  credit carryforward........................    21,571         ---     21,571

Valuation allowance..........................   (14,804)        ---    (14,804)
                                               --------    --------   --------
    Noncurrent...............................    12,591     (15,781)    (3,190)
                                               --------    --------   --------
      Total..................................  $ 15,782    $(15,782)   $   ---
                                               ========    ========    =======

The tax effects of principal temporary differences in 1994 are shown in the following table:

                                                                  ASSETS                 LIABILITIES                 TOTAL
                                                                 --------               -------------               -------
                                                                                    (Dollars in thousands)
Additional inventory costs for tax purposes................       $    162                $    ---                  $   162

Net operating loss and contributions carryforward..........            870                     ---                      870

Reserves and accrued expenses..............................          6,610                     ---                    6,610

Other......................................................            ---                     (37)                     (37)

Valuation allowance........................................         (3,994)                    ---                   (3,994)
                                                                   -------                --------                  -------
    Current................................................          3,648                     (37)                   3,611
                                                                   -------                --------                  -------
Unamortized intangible assets..............................            ---                  (1,204)                  (1,204)

Excess tax over book depreciation and
  sale-leasebacks..........................................            ---                 (11,738)                 (11,738)

Deferred compensation......................................            559                     ---                      559

Reserves and accrued expenses..............................          6,104                     ---                    6,104

Other......................................................            ---                  (1,690)                  (1,690)

AMT, net operating loss and targeted jobs tax
  credit carryforward......................................         19,174                     ---                   19,174

Valuation allowance........................................        (14,816)                    ---                  (14,816)
                                                                   -------                --------                  -------
    Noncurrent.............................................         11,021                 (14,632)                  (3,611)
                                                                   -------                --------                  -------
      Total................................................       $ 14,669                $(14,669)                 $   ---
                                                                  ========                ========                  =======


    The tax effects of principal temporary differences in 1993 are shown in the following table:


                                                                    ASSETS                 LIABILITIES                TOTAL
                                                                    ------                -------------              -------
                                                                                     (Dollars in thousands)
Additional inventory costs for tax purposes ..................     $   209                $    ---                 $    209
Net operating loss and contributions carryforward.............       4,237                     ---                    4,237
Reserves and accrued expenses.................................       5,792                     ---                    5,792
Other.........................................................         ---                     (20)                     (20)
Valuation allowance...........................................      (8,872)                    ---                   (8,872)
                                                                   -------                --------                 --------
    Current...................................................       1,366                     (20)                   1,346
                                                                   -------                --------                 --------
Unamortized intangible assets.................................         ---                  (1,319)                  (1,319)
Excess tax over book depreciation and
  sale-leasebacks.............................................         ---                 (12,061)                 (12,061)
Deferred compensation.........................................         833                     ---                      833
Reserves and accrued expenses.................................       7,322                     ---                    7,322
Other.........................................................         ---                    (272)                    (272)
AMT, net operating loss and targeted jobs tax
  credit carryforward.........................................      12,202                     ---                   12,202
Valuation allowance...........................................      (8,051)                    ---                   (8,051)
                                                                   -------                --------                 --------
    Noncurrent................................................      12,306                 (13,652)                  (1,346)
                                                                   -------                --------                 --------
      Total...................................................     $13,672                ($13,672)                 $   ---
                                                                   =======                ========                 ========


        The Company increased its deferred tax asset and liability in 1993 as a result of legislation enacted during 1993 increasing the corporate tax rate from 34% to 35% commencing in 1993. The net change in the valuation for deferred tax assets was an increase of $12,357,000.

     The Company's share of Enterprises' consolidated tax carryforwards at December 31, 1995 expire as follows:

                                                         NET                TARGETED
                                                       OPERATING            JOBS TAX
EXPIRATION                           CONTRIBUTIONS       LOSS                CREDIT          TIP CREDIT
- ----------                           ------------------------------------------------------------------
                                                          (Dollars in thousands)

1996...........................      $  400           $   ---                $  ---            $  ---
1997...........................         259               ---                   ---               ---
1998...........................         601               ---                   ---               ---
2003...........................         681               ---                   330               ---
2004...........................         272               ---                   403               ---
2005...........................         ---               ---                   304               ---
2006...........................         ---               ---                   501               ---
2007...........................         ---               ---                   714               ---
2008...........................         ---             9,071                   159               ---
2009...........................         ---             1,392                   489               589
2010...........................         ---               ---                   206               541
                                     ------           -------                ------            ------
                                     $2,213           $10,463                $3,106            $1,130
                                     ======           =======                ======            ======


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

        Through December 31, 1995, deferred income taxes have not been provided with respect to timing differences which gave rise to approximately $10,000,000 of net operating losses, for tax purposes. The losses were utilized by Enterprises in the computation of its consolidated federal income tax liability in accordance with the Agreement. However, Enterprises has agreed to credit the Company with tax benefits related to such net operating losses to offset future federal income taxes otherwise payable by the Company under the Agreement.

NOTE 9 -  LEASE COMMITMENTS

        The Company leases certain of its restaurant locations under long-term lease arrangements. Lease terms generally range from 10 to 25 years and normally contain renewal options ranging from 5 to 15 years, but do not contain purchase options. The Company is generally obligated for the cost of property taxes and insurance. Some of these leases contain contingent rental clauses based on a percentage of revenue. The building portions of such leases are capitalized and the land portions are accounted for as operating leases. Contingent rentals on capital leases were $310,000, $389,000, and $526,000 during 1995, 1994, and 1993, respectively.

        Rent expense under operating leases included in continuing operations is as follows:

                            1995         1994         1993
                           ------       ------       ------
                                (Dollars in thousands)

Land and buildings:
    Minimum............    $5,432      $4,777        $5,018

    Contingent.........       665         686           714
                           ------      ------        ------
                            6,097       5,463         5,732

Equipment leases.......     2,370       2,338         2,060
                           ------      ------        ------
                           $8,467      $7,801        $7,792
                           ======      ======        =======

        A summary of future minimum lease payments under capital leases, non-cancelable operating leases, and leases reserved for in the provision for closed units recorded in the fourth quarter of 1993 with remaining terms in excess of one year at December 31, 1995 is as follows:


                        Capital          Operating
                        Leases             Leases           Leases
                        -------          ---------          ------
                                 (Dollars in thousands)
1996.................   $ 2,881           $ 7,541           $1,090

1997.................     2,736             7,335            1,084

1998.................     2,574             6,774              941

1999.................     2,348             5,815              931

2000.................     2,135             4,679              859

Thereafter...........    14,537                27            4,109
                        -------           -------           ------
                         27,213            32,171            9,014

Less interest........    11,615               ---              ---
                        -------           -------           ------
                        $15,598           $32,171           $9,014
                        =======           =======           ======

        Future minimum lease payments on operating leases have been reduced for sublease rental income of approximately $105,000 to be received in the future under non-cancelable subleases.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     Several of the Company's reserved area agreements include expansion schedules requiring the Company to develop a minimum number of Shoney's restaurants in the reserved areas over a defined period of time. Pursuant to these agreements, the Company is required to open a minimum of 36 Shoney's restaurants through October 6, 2004. In 1991, the Company entered into an agreement with Shoney's, Inc. to develop 38 new Captain D's restaurants over 20 years, at the approximate rate of two per year. The Company has constructed eight restaurants with respect to this agreement. Due to the pending Shoney's, Inc. Sale Transaction, the Company is not pursuing the building of such units in 1996. Management is of the opinion that if the transaction is not completed, the Company will be able to modify the agreements with no material adverse effect on the operating results or financial position of the Company.


NOTE 11 - LITIGATION

TPI RESTAURANTS, INC. V. MARLIN SERVICES, INC., MARLAIN ELECTRIC, INC., D/B/A/ MARLIN SERVICES AND THE AETNA CASUALTY AND SURETY COMPANY AND MARLIN ELECTRIC, INC. V. TPI RESTAURANTS, INC. AND RELATED MATTERS

        On March 7, 1996, the Company filed a civil action; captioned TPI Restaurants, Inc. v. Marlin Services, Inc. d/b/a/ Marlin Services, Inc. ("Marlin") and The Aetna Casualty and Surety Company. The Company contends among other things that Marlin breached the terms of a maintenance service agreement that Restaurants had entered into with Marlin by failing to perform timely maintenance as required by the agreement, overcharging for parts and materials, improperly billing for labor, improperly charging for overhead, etc. On March 7, 1996, Marlin filed a separate action in the U.S. District Court of Virginia against Restaurants alleging among other things that Restaurants breached its contract with Marlin by failing to pay amounts owed under the contract. Marlin claims damages in excess of $2,200,000 as of March, 1996. The Company's attorneys are unable at this time to state the likelihood of a favorable or unfavorable outcome in these actions.

        Subsequent to the end of the year, the Company has been contacted by a number of subcontractors employed by Marlin. These subcontractors have indicated that they have not been paid, for certain services performed and that they are entitled to mechanic's and/or materialman's liens on the Company's restaurants. The Company is unable at the present time to determine what liability, if any, exists to these and other subcontractors. Management does not believe that the ultimate outcome will be a material adverse effect on the operating results or financial position of the Company.

OTHER

        The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. While the result of any litigation contains an element of uncertainty, it is the opinion of the management of the Company that the outcome of such litigation will not have a material adverse effect on the operating results or financial position of the Company.


NOTE 12 - STOCKHOLDER'S EQUITY

        The authorized capital stock of the Company consists of 10,000 shares of Series A Preferred Stock, par value $.01, which are issued and outstanding and 1,000 shares, par value $.01, of common stock which are issued and outstanding.

        Dividends are payable on the Series A Preferred Stock at the annual rate of $400 per share. The dividends begin to accrue and are cumulative from the date of issue and are payable when and if declared by the Board of Directors.
As of December 31, 1995, there had been no dividends declared and the aggregate cumulative dividends were approximately $29,008,218. Cumulative dividends in arrears also have a liquidation preference and must be satisfied upon the redemption of the preferred stock by the Company.

        The payment of dividends on the Company's stock is limited as described in Note 6.

NOTE 13 - TRANSACTIONS WITH RELATED PARTIES

        On October 5, 1988, the Company and Enterprises entered into a management services agreement, pursuant to which Enterprises agreed to provide certain management services to the Company on an ongoing basis. These services include financial and tax advice and assistance, auditing and accounting advice and services, advice relating to personnel, including benefit plans, and assistance with the administration and operation of the Company in general. The management services agreement originally provided that the Company pay an annual fee of $1,000,000 to Enterprises as compensation for rendering management services. As of August 1, 1992, this fee was increased to $2,500,000. Enterprises will also be reimbursed for its out-of-pocket expenses incurred in connection with rendering the management services. The management services agreement is effective until December 31, 1998, at which time it may be renewed for succeeding one-year terms by mutual agreement of the parties. During the years ended December 31, 1995, December 25, 1994, and December 26, 1993, the Company accrued and expensed $2,500,000, $2,500,000, and $2,487,000, respectively, pursuant to this agreement. This agreement will be terminated in the event that the Shoney's, Inc. Sale Transaction occurs.

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

NOTE 14 - QUARTERLY  FINANCIAL  INFORMATION (UNAUDITED)

        During the third quarter of 1995, the Company reduced by $3,500,000 its restructure reserve (Note 3). In the fourth quarter, the Company reduced the restructure reserve by an additional $2,261,000, reduced its insurance reserves by $5,000,000 and recorded a $17,000,000 provision for asset valuation
(Note 2). During the fourth quarter of 1994, the Company recorded
$600,000 for adjustments to the Company's deferred compensation obligation (Note 13) and a $1,000,000 reduction to the Company's restructure reserve (Note
3).

                       First   Second    Third    Fourth
                      Quarter  Quarter  Quarter  Quarter
                      -------  -------  -------  -------
                            (Dollars in thousands)

QUARTER ENDED - 1995
Net sales             $83,744  $67,241  $65,492   $67,101

Gross profit            8,362    7,040    3,884     7,197

Net (loss)             (2,228)  (1,190)  (3,645)  (12,769)

QUARTER ENDED - 1994

Net sales, restated    88,423   69,529   68,086    61,346

Gross profit           10,729    8,486    6,602     4,404

Net income (loss)         608      140   (1,416)   (2,080)

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

                                                                   SCHEDULE II

                     TPI RESTAURANTS, INC. AND SUBSIDIARIES
                                    RESERVES
                             (Dollars in thousands)



                                                                              ADDITIONS
                                               BALANCE AT    ADDITIONS        CHARGED TO                          BALANCE AT
                                               BEGINNING OF  CHARGED TO       OTHER           DEDUCTIONS          END OF
                                               PERIOD        OPERATIONS       ACCOUNTS        FROM RESERVES       PERIOD

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 1995:                  $    59         $     66          $   ---      $   ---              $   125

Year Ended December 25, 1994:                  $   ---         $     59          $   ---      $   ---              $    59

Year Ended December 26, 1993:                  $   ---         $    ---          $   ---      $   ---              $   ---


ALLOWANCE FOR RESTRUCTURING RESERVES:

Year ended December 31, 1995:                  $12,430          $   ---          $   ---      $ 3,678(1)           $ 8,752

Year Ended December 25, 1994                   $18,695          $   ---          $   ---      $ 6,265(1)           $12,430

Year Ended December 26, 1993:                  $ 3,773          $17,286          $   ---      $ 2,364              $18,695



ALLOWANCE FOR ASSET VALUATION:

Year ended December 31, 1995:                  $   ---          $   ---          $17,000      $  ---               $17,000

Year Ended December 25, 1994                   $   ---          $   ---          $   ---      $  ---               $   ---

Year Ended December 26, 1993:                  $   ---          $   ---          $   ---      $  ---               $   ---



(1) Represents deductions for the write-off of assets and changes in assumptions in connection with the Company's restructure plan. See Note 3.

                                                                       Exhibit

Number                         Description
Page

  3.1 Restated Certificate of Incorporation and Certificate of Amendment dated March 25, 1987 (1); Certificate of Amendment dated
              November 10, 1988 (1)

  3.2 By-laws as amended through December 18, 1987 (4), Amendment thereto dated November 9, 1988 (9), Amendment thereto dated
              May 15, 1989 (10), Amendment thereto dated April 27, 1990 (5), Amendment thereto dated March 9, 1992 (4), and Amendment thereto dated March 19, 1993 (3)

  10.1 Plan off Tax-Free Reorganization under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement dated as of March 15, 1996 among Shoney's, Inc., TPI Restaurants Acquisition Corporation and Registrant (17)

  10.1 Lease between Registrant and 53rd at Third Venture, dated December 6, 1985, as amended, covering premises situated at 885 Third Avenue, New York, New York (4)

  10.2 Sublease dated August 14, 1992 between Registrant and Systemhouse, Inc. for premises at 53rd at 3rd, 885 Third Avenue, New York, New York (3)

  10.3        Lease dated June 26, 1992 between Registrant and Murray H.
              Goodman, for premises at Phillips Point, West Palm Beach, Florida (3)

  10.4        Medical Expense Reimbursement Plan (14)

  10.5        1982 Stock Option Plan (5), and Amendment thereto dated April 15,
              1991 (4)

  10.6 1983 Stock Option Plan (5), Amendment thereto dated August 8, 1990 (5) and Amendment thereto dated March 9, 1992 (4)

  10.7 1984 Stock Option Plan, Amendment thereto dated November 15, 1989 (5), and Amendment thereto dated February 5, 1992 (4)

  10.8 1989 Employee Stock Purchase Plan (11); and Amendment thereto dated December 16, 1994 (1)

  10.9        1989 Employee Stock Purchase Plan Trust Agreement (10)

  10.10       1992 Stock Option and Incentive Plan (3)

  10.11 Non-Employee Directors Stock Option Plan (3), Amendment thereto dated March 19, 1993 (2), and Amendment thereto dated December 16, 1994 (1)

  10.12       TPI Enterprises, Inc. 1995 Employee Stock Purchase Plan (1)

  10.13 Amended and Restated TPI Enterprises, Inc. Employee Stock Purchase Plan Trust Agreement (1)

  10.14       NationsBank Defined Contribution Master Plan and Trust Agreement
              (1)

  10.15 Form of letter agreement, dated January, 1984 between Registrant and Robert A. Kennedy setting forth, among other matters, certain rights upon termination of employment (5)

  10.16 Termination Agreement dated November 19, 1992 between Registrant and Robert A. Kennedy (1), Amendment to Termination Agreement dated December 31, 1993 (2); Agreement dated February 20, 1995
              (1); and letter agreement dated March 19, 1996

  10.17 Termination Agreement, Receipt and Release dated as of January 31, 1995 between Registrant, Maxcell Telecom Plus, Inc., and Stephen R. Cohen (16)

  10.18 Employment Agreement dated as of January 13, 1994, between Registrant and J. Gary Sharp (2)

  10.19 Employment Agreement dated as of January 1, 1995, between Registrant, Restaurants and Frederick W. Burford (1)

  10.20 Employment Agreement dated as of January 1, 1993 between Restaurants and Haney A. Long, Jr. (1)

  10.21 Stipulation and Agreement of Compromise and Settlement, dated January 6, 1988, among Robert M. Gintel, Ralph I. Reis, Daniel Schoonover, Stephen R. Cohen, Thomas J. Burger, Joseph P. Gowan, Ira M. Lieberman, Robert A. Kennedy, and Registrant (3)

  10.22 Management Services Agreement, dated as of October 5, 1988, between Registrant and Restaurants (12)

  10.23 Tax Sharing and paying Agreement effective as of April 22, 1988 between Registrant and Restaurants (12)

  10.24       Form of Shoney's Franchise Agreement (5)

  10.25       Form of Agreement amending Franchise Agreements with Shoney's,
              Inc. (13)

  10.26       Form of Captain D's Franchise Agreements (5)

  10.27 Second Amended and Restated Credit Agreement dated January 31, 1995 by and among TPI Restaurants, Inc., the banks party thereto, The Bank of New York as Administrative Agent and NationsBank of North Carolina, N.A., as Collateral Agent (the "Collateral Agent")
              (16); and Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of February 29, 1996

  10.28 Amended and Restated Enterprises Guaranty, dated as of June 3, 1993 made by Registrant and Restaurants to NationsBank of North Carolina, N.A., as Collateral Agent (2) and Amendment No. 1, dated as of February 18, 1994, and Amendment No. 2 dated as of January 31, 1995 (16)

  10.29 Debenture Purchase Agreement, dated as of March 19, 1993 among Registrant and the

              Purchasers named therein, relating to the $15,000,000 5% Convertible Senior Subordinated Debentures, due April 15, 2003
              (3)

  10.30 Warrant Purchase Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein, relating to Warrants to Purchase 1,000,000 Shares of Common Stock (3)

  10.31 Stock Purchase Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein, relating to the purchase of 1,500,000 Shares of Common Stock (3)

  10.32 Side Agreement, dated as of March 19, 1993 among Registrant and the Purchasers named therein (3)

  10.33 Amended and Restated Registration Rights Agreement dated as of July 21, 1993 by and among the Company and the shareholders who are signatories thereto (7)

  10.34 Management Consulting Agreement, dated as of June 30, 1989, between Registrant and FirstMark (6)

  10.35 Reserved Area Agreement dated May 1, 1989 between Shoney's, Inc. and Restaurants (1); as amended by Addendum to Reserved Area Agreement dated May 8, 1989 (1); as amended by Amended and Restated Addendum to Reserved Area Agreement entered into January 1, 1990 (1); as amended by Second Amended and Restated Addendum to Reserved Area Agreement entered into April, 1991 (1)

  10.36 Reserved Area Agreement dated August 2, 1988 between Shoney's, Inc., Registrant and Shoney's South, Inc. (predecessor to Restaurants) (1); letter dated March 5, 1993 from Shoney's, Inc. to Restaurants (1); as amended by letter agreement dated July 30, 1993 (1)

  10.37 Shoney's Market Development Agreement dated December 1, 1992 between Shoney's, Inc. and Restaurants (regarding area in Michigan) (1); as amended by Addendum to Market Development

              Agreement entered into January 26, 1995 (1); as amended by Second Addendum to Market Development Agreement entered into February 27, 1995 (1)

10.38 Shoney's Market Development Agreement dated August 17, 1993 between Shoney's, Inc. and Restaurants (regarding area in Arizona)
              (1); as amended by Addendum to Market Development Agreement entered into January 26, 1993 (1); as amended by Second Addendum to Market Development Agreement dated February 27, 1995 (1)

10.39 Shoney's Market Development Agreement dated July 18, 1993 between Shoney's, Inc. and Restaurants (regarding area in Florida)
              (1); as amended by Addendum to Market Development Agreement entered into January 26, 1993 (1); as amended by Second Addendum to Market Development Agreement entered into February 27, 1995 (1)

10.40 Shoney's Market Development Agreement dated October 11, 1993 between Shoney's, Inc. and Restaurants (regarding area in Texas)
              (1)

10.41 Shoney's Market Development Agreement dated April 1, 1993 between Shoney's, Inc. and Restaurants (regarding area in Texas)
              (1); as amended by Addendum to Market Development Agreement entered into November 30, 1993 (1); as amended by Second Addendum to Market Development Agreement entered into January 26, 1995 (1); as amended by Third Addendum to Market Development Agreement entered into February 27, 1995 (1)

  10.42       Franchiser Estoppel Letter dated January 31, 1995 (1)

     11       Computation of Earning Per Share

     21       Subsidiaries of the Registrant

     23       Consent of Deloitte & Touche LLP

     27       Financial Data Schedule (for SEC use only)

    (1) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 25, 1994 as amended by Form 10-K/A No. 1, and incorporated herein by reference.

              Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 26, 1993, and incorporated herein by reference.

    (3) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

    (4) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference.

    (5) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

    (6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference.

    (7) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, dated July 11, 1993.

    (8) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May 8, 1991, and incorporated herein by reference.

    (9) Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 4, 1991, and incorporated herein by reference.

    (10) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 33-30551), dated August 16, 1989, and incorporated herein by reference.

    (11) Filed as an exhibit to Amendment No. 4 to Restaurant's Registration Statement on Form S-2 (No. 33-24166), dated November 9, 1988, and incorporated herein by reference.

    (12) Filed as an exhibit to Restaurant's Registration Statement on Form S-2 (No. 33-24166), dated October 13, 1988, and incorporated herein by reference.

    (13) Filed as an exhibit to Restaurant's Registration Statement on Form S-2 (No. 33-24166), dated September 2, 1988, and incorporated herein by reference.

    (14) Filed as an exhibit to Restaurant's Registration Statement on Form S-1 (No. 2-72119), dated May 5, 1981, and incorporated herein by reference.

    (15) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated July 29, 1992, and incorporated herein by reference.

    (16) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 7, 1995, and incorporated herein by reference.

    (17) Filed as an exhibit to the Registrant's Current Report on Form 8-K, dated March 19, 1996, and incorporated herein by reference.