Form 10-K/A
period 1995-12-31
TPI ENTERPRISES INC
filed 1996-04-29
CIK 96919

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K/A

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission file number 0-7961

                             TPI ENTERPRISES, INC.
              (Exact name of registrant as specified in its charter)

              NEW JERSEY                            22-1899681
    (State or other jurisdiction of      (I.R.S. Employer Identification
    incorporation or organization)                     No.)


           3950 RCA Boulevard
              Suite 5001
        Palm Beach Gardens, FL                        33401
      (Address of principal executive                (Zip Code)
               offices)

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


                    DOCUMENTS INCORPORATED BY REFERENCE

                                    None


          Part III of the report is amended and restated in its entirety as follows:

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                    REGISTRANT.

          DIRECTORS

                    The name, age, principal occupation for the last five years, selected biographical information, and period of previous service as a director of the Company with respect to each such nominee for director is set forth below. The principal occupations listed refer to positions with the Company unless otherwise indicated.

                    Name          Age  Positions and Offices   Director
                                        presently held with     Since
                                            the Company

           J. Gary Sharp1          49  President, Chief          1992
                                       Executive Officer and
                                       Director

           Frederick W. Burford1   45  Executive Vice            1993
                                       President, Chief
                                       Financial Officer,
                                       Secre-tary and
                                       Director

           Paul James Siu1         61  Director                  1986

           Edwin B. Spievack1      63  Director                  1986

           Osvaldo Cisneros1       55  Director                  1992

           Thomas M. Taylor1       53  Director                  1993

           John L. Marion, Jr.1    34  Director                  1993

           Douglas K. Bratton1     37  Director                  1993

           Lawrence F. Levy1       52  Director                  1993

          _______________

          1 Pursuant to an agreement dated March 19, 1993, by and among the Company, The Airlie Group L.P., The Bass Management Trust, Sid R. Bass Management Trust, Lee M. Bass and TPI Investors, L.P., (collectively, the "Purchasers") the Company agreed (i) to increase the size of the Board and appoint Thomas M. Taylor, John L. Marion, Jr. and Douglas K. Bratton as Directors and
               (ii) to seek the resignation or removal of such other then existing directors so that the Company's Board would consist of (a) Messrs. Taylor, Marion and Bratton, (b) Messrs. Cohen, Sharp, Burford and Cisneros (collectively, the "Current Enterprises Directors"),
               (c) two of the independent directors then serving on the Board as chosen by mutual agreement of the Current Enterprises Directors and the Purchasers (Messrs. Siu and Spievack), and (d) a new independent Director as recommended by the Purchasers, and mutually agreed to by the Current Enterprises Directors and the Purchasers (Mr. Levy). Mr. Cohen resigned from his position of Chairman of the Board and Director of the Company effective January 31, 1995.

                    J. Gary Sharp joined the Company in September 1989 when he was elected President and Chief Operating Officer of Restaurants. In March 1993, Mr. Sharp was elected President and Chief Executive Officer of the Company.

                    Frederick W. Burford joined the Company in
          November 1991 when he was appointed Vice President, Chief Financial Officer and Treasurer of Restaurants. In March 1993, Mr. Burford was elected Executive Vice President and Chief Financial Officer of the Company. In March 1995, Mr. Burford was appointed Secretary of both the Company and Restaurants. From March 1990 through January 1991 Mr. Burford was Vice President and Controller of The Promus Companies, Incorporated ("Promus") and, from February 1991 through October 1991, he was Vice President, Treasurer and Controller of Promus.

                    Paul James Siu, who was elected a director of the Company in September 1986, currently serves as principal of Paul Siu & Company, a business consulting concern.

                    Edwin B. Spievack, who was elected a director of the Company in September 1986, served from 1982 through April 1995 as President of the North American Telecommunications Association, an industry trade association. Since January 8, 1996, Mr. Spievack has served as Vice President of Business Development of Source Inc.
          Mr. Spievack also serves as President of EBSco, Limited, a business consulting concern, and retains his active status as an attorney. Mr. Spievack is also a director of Communications World International, Inc.

                    Osvaldo Cisneros, who was elected a director of the Company in 1992, has been President of Ocaat, CA, a holding company that operates numerous Pepsi-Cola plants in Venezuela, since 1984; President of Telefonia Celular, a cellular telephone company, since 1991; President of Produvisa, a glass company, since 1987; President of Refractarios del Caroni, a brick company, since 1980; and President of Central Portuguesa, a sugar mill, since 1985.

                    Thomas M. Taylor, who was elected director of the Company on March 19, 1993, has been President of Thomas M. Taylor & Co., an investment entity, since May 1985; and President of TMT-FW, Inc., a corporation that serves as one of two general partners of the general partner of The Airlie Group L.P. a diversified investment firm, since October 1989. Mr. Taylor is also Chairman of the Board of Directors of La Quinta Inns, Inc. and a director of John Wiley & Sons, Inc.

                    John L. Marion, Jr., who was elected director of the Company on March 19, 1993, has served as an investment advisor for TMT-FW, Inc. and The Airlie Group L.P. since 1990.

                    Douglas K. Bratton, who was elected director of the Company on March 19, 1993, has served as an investment advisor for TMT-FW, Inc. and a partner of The Airlie Group L.P. since 1989.

                    Lawrence F. Levy, who was elected director of the Company on April 14, 1993, is the Chairman of the Boards of The Levy Organization and Levy Restaurants. Levy Restaurants is a food service company that operates restaurants and concession facilities and The Levy Organization is involved in a variety of businesses including, but not limited to, the ownership, management, leasing and development of commercial real estate. Mr. Levy is also a director of Chicago Title and Trust Company.

                    Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of shares of the Company's Common Stock and other equity securities of the Company. Executive officers, directors and beneficial owners of greater than 10% of the Company's Common Stock are required by Commission regulation to furnish Enterprises with copies of all Section 16(a) forms they file.

                    To the Company's knowledge, based solely on review of the copies of such reports furnished to Enterprises and written representations from certain reporting persons that no other reports on forms were required for such persons, during the fiscal year ended December 31, 1995 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

          EXECUTIVE OFFICERS

                    Information required regarding executive officers is included in the Form 10-K Part I Item 4 entitled
          Executive Officers of the Registrant.

          ITEM 11.  EXECUTIVE COMPENSATION.

          COMPENSATION OF DIRECTORS

                    Non-employee directors who beneficially own 5% or more of the shares of the Company's Common Stock are compensated for their services as directors of the Company at a rate of $10,000 per annum, and non-employee directors who beneficially own less than 5% of the shares of the Company's Common Stock are compensated at a rate of $25,000 per annum. Pursuant to this arrangement during the fiscal year ended December 31, 1995, Messrs. Cisneros, Taylor, Marion and Bratton were compensated for their services as directors of the Company at the rate of $10,000 per annum and Messrs. Siu, Spievack and Levy received $25,000 per annum for their services as directors of the Company. Pursuant to agreements between The Airlie Group L.P. and each of Messrs. Taylor, Marion and Bratton, each of such directors pays the fees he receives for his services as a director of the Company over to The Airlie Group L.P.

                    Under the terms of the Company's 1992 Non-Employee Stock Option Directors Plan (the "Non-Employee Directors Plan"), each non-employee director is granted an option to purchase 2,500 shares of the Company's Common Stock on the first business day of each February and August, provided the director is serving on the Company's Board on the date of the grant. Grants under the Non-Employee Directors Plan generally vest in 20% increments each year following the date of grant. Grants made to non-employee directors on the date the plan was adopted, vested as to each such director as if the grant had been made when he was elected to the Company's Board. Pursuant to the Non-Employee Directors Plan, Messrs. Cisneros, Siu, Spievack, Taylor, Marion, Bratton and Levy were each granted an option to purchase 2,500 shares of the Company's Common Stock on February 1, 1995 and on August 1, 1995. Each new non-employee director is granted an option to purchase 10,000 shares of the Company's Common Stock at the time such director is elected to the Board.

                    Messrs. Spievack, Cisneros and Siu are members of the Special Committee which was established on September 12, 1995 by the Company's Board to determine the advisability of a possible transaction with Shoney's, Inc. Members of the Special Committee each receive a fee of $2,000, plus out-of-pocket expenses for each in-person meeting of the Special Committee attended by such member and for each day from and after September 12, 1995 (other than a day during which an in-person meeting of the Special Committee occurs) during which such member devotes a substantial portion of the day to Special Committee affairs. Mr. Spievack received $89,917, Mr. Cisneros received $0 and Mr. Siu received $52,185 in 1995 as compensation for their activities with respect to the Special Committee.

                    No other director receives compensation for his services as such.

          EXECUTIVE COMPENSATION

                    The Summary Compensation Table set forth below shows the compensation for the past three years of each of the Company's most highly compensated executive officers (the "Named Executive Officers").

                                 SUMMARY COMPENSATION TABLE

                 Annual Compensation            Long-Term Compensation

                                              Other
                                              Annual
   Name and                                  Compensa-  Awards    Other
   Principal         Year   Salary    Bonus   tion      Options   Compensa-
   Position                 ($)       ($)     ($)       (#)       tion ($)


   J. Gary Sharp     1995   319,065   0                 0           0
      President and  1994   303,594   0                 100,000(1)  0
      Chief          1993   289,402   0                 0           33,357(2)
      Executive
      Officer

   Frederick E.      1995   234,084   30,000             30,000(1)  24,171(3)
   Burford           1994   197,953   30,000    50,774   0          55,206(4)
      Executive      1993   182,438   36,255(5)          0          0
      Vice
      President,
      and Chief
      Financial
      Officer and
      Secretary

   Robert Kennedy    1995   227,326   0                  0         300,000(6)
      Executive      1994   226,939   0                  0         0
      Vice           1993   313,600   0                  0         700,000(8)
      President and
      Secretary(7)

   Haney A. Long,    1995   253,211   124,284            0         6,405(9)
   Jr.               1994   217,440   142,977   84,684   0        105,388(10)
      Vice           1993   202,325   143,954            0         0
      President of
      Procurement
      and
      Distribution

   (1) Options with respect to the 100,000 and 30,000 shares of the Company's Common Stock for Mr. Sharp and Mr. Burford, respectively, become exercisable in 10% increments tied to increases in the trading prices of the Company's Common Stock. The options do not begin to vest until the market price of the Company's Common Stock exceeds $18 per share for 20 consecutive trading days, at which time 10% will vest. The options then vest in 10% increments each time the stock price increases by $1 and retains such increase for 20 consecutive trading days.

   (2)  Represents $33,357 in moving expenses paid to Mr. Sharp in 1993.

   (3)  Represents $24,171 in moving expenses paid to Mr. Burford in 1995.

   (4)  Represents $55,206 in moving expenses paid to Mr. Burford in 1994.

   (5) Includes a $30,000 bonus and reflects the fair market value of 500 shares of the Company's Common Stock awarded to Mr. Burford at the time of the award.

   (6) Represents $300,000 paid to Mr. Kennedy in March 1996, pursuant to the terms of an agreement relating to the Maxcell Lawsuit. See "- Employment Contracts, Termination of Employment and Change in Control Arrangements."

   (7) Mr. Kennedy retired as Executive Vice President and Secretary of Enterprises effective March 17, 1996.

   (8) Represents a lump sum payment of $700,000 made to Mr. Kennedy upon termination of the Company's retirement plan in connection with an employment agreement with Mr. Kennedy, which provided for a reduction in compensation for future services, and in satisfaction of the Company's obligations under the retirement plan.

   (9)  Represents $6,405 in moving expenses paid to Mr. Long in 1995.

   (10) Represents $105,388 in moving expenses paid to Mr. Long in 1994.


          EMPLOYEE OPTION/SAR GRANTS

                    The Company has in effect stock option plans pursuant to which options to purchase shares of the Company's Common Stock and stock appreciation rights ("SARs") (rights, granted in tandem with an option to receive cash payments equal to any appreciation in value of the shares subject to option from the date of the option grant to the date of exercise in lieu of exercise of the option) are granted to officers and other key employees of the Company and its subsidiaries.

                    The following table shows stock options granted to the Named Executive Officers in 1995. Of the stock options shown in the Summary Compensation Table above, none of the options were options with tandem SARs. No free-standing SARs have been granted under the Company's stock option plans.

                                Individual Grants                               Potential Realizable
                                      Percent of                                     Value of
                       Number of        Total                                      Assumed Annual
                       Securities     Options/SAR's                                 Rate of Stock
                       Underlying      granted to    Exercise of                  Price Appreciation
                       Option/SAR's   Employees in   Base Price   Expiration         for Option Term
    Name                 granted      Fiscal Year      ($/SH)       Date          5%($)       10%($)
J. Gary Sharp......       0              --              --           --                        --

Frederick W. Burford..  30,000(1)        100%          $3.875      12/31/98          0           0

Robert A. Kennedy....     0               --             --            --             --        --

Haney A. Long, Jr.....    0               --             --            --             --        --

          _____________

          (1) The options do not become exercisable until the market price of the Company's Common Stock exceeds
                  $18 per share for twenty consecutive trading days, at which time 10% will become exercisable. The options then become exercisable in 10% increments each time the stock price increases by $1 and retains such increase for 20 consecutive trading days.

          EMPLOYEE OPTION/SAR EXERCISES OF THE COMPANY'S COMMON STOCK AND YEAR-END VALUE TABLE

                  The following table shows employee stock option exercises for the shares of the Company's Common Stock by Named Executive Officers during 1995. The table shows the number of shares covered by both exercisable and non-exercisable employee stock options as of December 31, 1995, and the values for "in-the-money" options, which represent the positive spread between the exercise price of any outstanding stock option and the price of the Company's Common Stock as of December 31, 1995.

          AGGREGATED EMPLOYEE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES



                                           Number of
                                           Securities           Value of
                                           Underlying          Unexercised
                                           Unexercised         In-the-Money
                                           Options/SAR's       Options/SAR's
                        Shares            at Fiscal Year        at Fiscal
                       Acquired  Value     Year End (#)         Year End ($)
                          on     Real-     Exercisable/        Exercisable/
           Name        Exercise  ized $   Unexercisable        Unexercisable

  J. Gary Sharp           0       0        142,900/150,000       0/0

  Frederick W. Burford    0       0        132,000/58,000        0/0

  Robert A. Kennedy       0       0         55,000/0             0/0

  Haney A. Long, Jr.      0       0         87,160/20,000        0/0


          EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

                    J. Gary Sharp is employed by the Company under an employment agreement dated as of January 13, 1994 which expires January 13, 1999 at a current minimum base salary of $335,018 per annum. Pursuant to the terms of the employment agreement, Mr. Sharp is entitled to an annual salary increase of no less than 5% of the immediately preceding year's base salary. Pursuant to the terms of the employment agreement, Mr. Sharp is entitled to receive an annual bonus in an amount equal to 2.7% of the increase in the Company's operating profits (as defined in the agreement) for the calendar year, plus an additional $28,000 for each percentage point increase (or portion thereof) in the Company's same store nominal sales. As a result of the Company's financial performance in 1995, Mr. Sharp received no annual bonus for 1995.

                    In addition, Mr. Sharp's employment agreement provides for a discretionary annual grant of up to 50,000 stock options with a ten-year term that vest pro rata over the five years following the grant with an exercise price equal to the market price of the Company's Common Stock on the date of grant. Any such grant will be based on a review of the Company's financial performance during such year.
          Mr. Sharp did not receive a stock option grant at the end of 1995.

                    The employment agreement provides that in the event that Mr. Sharp's employment with the Company is terminated without cause or Mr. Sharp terminates his employment after a material breach of the employment agreement by the Company that is not remedied, the Company will pay Mr. Sharp his full base salary at the rate then in effect until January 13, 1999.

                    Frederick W. Burford is employed by the Company under an employment agreement dated as of January 1, 1995 which expires on December 31, 1996 at a current minimum base salary of $245,788 per annum. Pursuant to the terms of the employment agreement, Mr. Burford is entitled to a 5% increase in annual base salary for each year during the term of the agreement. Pursuant to the employment agreement, Mr. Burford is also entitled to receive an annual bonus of the amount equal to 1.5% of the increase in the Company's operating profits (as defined in the agreement) for the calendar year plus an additional $16,000 for each percentage point increase in the Company's same store nominal sales.
          As a result of the Company's performance in 1995, Mr. Burford received no annual bonus for 1995 pursuant to the formula described above.

                    Pursuant to the employment agreement, Mr. Burford was granted 30,000 stock options expiring December 31, 1998 with an exercise price of $3.875, the closing market price of the Company's Common Stock on December 30, 1994, the business day preceding the date of his employment agreement. The options do not begin to vest until the market price of the Company's Common Stock exceeds $18 per share for 20 consecutive trading days, at which time 10% will vest. The options then vest in 10% increments each time the stock price increases by $1, and retains such increase for 20 consecutive trading days.

                    In addition, Mr. Burford's employment agreement provides for a discretionary annual grant of up to 50,000 stock options with a ten-year term that vest pro rata over the five years following the grant with an exercise price equal to the market price of the Company's Common Stock on the date of grant. Any such grant will be based on a review of the Company's financial performance during such year.
          Mr. Burford did not receive a stock option grant at the end of 1995.

                    In the event that the employment agreement is terminated by the Company without cause or by Mr. Burford for good reason (as defined in the agreement) he shall be paid, as severance, one year's salary based on the compensation in effect on the date of termination and his bonus accrued through the date of termination.

                    Pursuant to the relocation policy adopted by the Company in connection with the Company's relocation of its offices to Florida, Mr. Burford will also receive one year's compensation if his employment is terminated without cause if termination occurs within two years following relocation.

                    Mr. Kennedy's employment agreement with the Company expired on January 1, 1995. On February 20, 1995, Mr. Robert A. Kennedy entered into an agreement with the Company clarifying and replacing a certain provision of his employment agreement which survived the expiration of such employment agreement. Pursuant to the terms of the new agreement, the Company and Maxcell Telecom Plus, Inc. ("Maxcell") agreed to pay to Mr. Kennedy 1% of the gross proceeds received by Maxcell or the Company in settlement of the action brought by Maxcell against McCaw Cellular Communications, Inc., Charisma Communications Corp. and various related parties (the "Maxcell Lawsuit") or 0.5% of the gross proceeds received upon a final, non-appealable judgment in the Maxcell Lawsuit. Pursuant to the terms of this agreement, Mr. Kennedy was paid $300,000 in March 1996 in connection with the settlement of the Maxcell Lawsuit (the "Maxcell Settlement").

                    Pursuant to a Letter Agreement dated March 19, 1996 between Mr. Kennedy and the Company (the "Letter Agreement"), Mr. Kennedy resigned from his positions of Executive Vice President and Secretary of the Company effective March 17, 1996. In connection therewith, Mr. Kennedy received a lump-sum payment of $250,000 which was deemed to satisfy all payment obligations the Company may have had to Mr. Kennedy under all agreements between Mr. Kennedy and the Company. The Letter Agreement also provided for general releases by the Company and Mr. Kennedy.

                    Mr. Haney A. Long's employment agreement with the Company expired on January 1, 1996. His current base salary is $265,872 per annum. Pursuant to the terms of the employment agreement, Mr. Long was entitled to receive (i) a bonus payable at the end of the first quarter of each year in an amount equal to 12.5% of his base salary, (ii) a bonus payable at the end of the second quarter of each year in an amount equal to 12.5% of his base salary, and (iii) a bonus payable at the end of the year in an amount no less than 25% of the gross salary and bonus earned by Mr. Long during the year. Mr. Long received bonus payments of an aggregate of $124,284 during the fiscal year ended December 31, 1995. Pursuant to the relocation policy adopted by the Company in connection with the Company's relocation of its offices to Florida, Mr. Long will also receive one year's compensation if his employment is terminated without cause if termination occurs within two years following relocation.

                    The Company's 1983 Stock Option Plan (the "1983 Plan"), 1984 Stock Option Plan (the "1984 Plan"), 1992 Stock Option and Incentive Plan and Non-Employee Directors Plan (each, an "Option Plan," and, collectively, (the "Option Plans") contain certain change in control provisions. The Option Plans, except for the Non-Employee Directors Plan, provide that the stock option agreement may provide that if the holder of an option under such Option Plan is an employee of a subsidiary of the Company and such subsidiary ceases to be a subsidiary of the Company, such option shall be treated as if the employment of the holder was terminated otherwise than by reason of death, voluntarily or for cause, as provided in such Option Plan. Under the 1984 Plan, the Stock Option Committee may provide that an option may become exercisable immediately upon a change in control of the Company. The Non-Employee Directors Plan also provides for acceleration of the exercisability of options in the event of a change in control of the Company. Under the 1983 Plan and the 1984 Plan, a change in control shall be deemed to occur if any person is or becomes the beneficial owner, directly or indirectly, of at least 35% of the Company's outstanding voting securities, or in the event of a change in the majority composition of the Company's Board. Under the Non-Employee Directors Plan, a change in control shall be deemed to occur if any person is or becomes the beneficial owner, directly or indirectly, of at least 50% of the Company's outstanding voting securities, or in the event of a change in the majority composition of the Board. The 1983 Plan and the 1984 Plan, but not the options previously granted under such Option Plans, terminated on May 9, 1994 and December 8, 1993, respectively, in accordance with their terms.

          COMPENSATION COMMITTEE REPORT

                    The undersigned members of the Compensation
          Committee, all of whom are independent, non-employee members of the Company's Board, present to the shareholders of the Company this report concerning the compensation of the Company's executive officers. The role of the Compensation Committee in this matter is to establish or approve both the broad principles underlying the compensation program for executive officers and the specific application of these principles to each executive officer's compensation package.

                    Compensation Philosophy.

                    The Compensation Committee believes that the Company's Board can best meet its primary responsibility to shareholders of the Company -- to enhance short-term and long-term profitability of the Company -- by attracting, retaining and motivating management of the highest quality. A competitive and fair compensation program that provides appropriate incentive to management is essential to the attainment of this goal.

                    The Company's compensation program has three principal components: annual base salary and fringe benefit plans, short-term incentives consisting of annual bonuses and long-term incentives consisting of grants of stock options under the Company's 1992 Stock Option and Incentive Plan (the "1992 Plan"). The annual bonuses are generally linked to the Company's performance based on formulae which the Compensation Committee believes align the interests of the executive officers with those of shareholders. Option grants are based to some extent on historical performance but primarily on the Stock Option Committee's subjective assessment of the executive officer's (and other employees') likely ability to contribute to the growth of the Company over the term of the option (after taking into consideration the executive officer's existing employee stock options). The members of the Compensation Committee also constitute the members of the Stock Option Committee. In view of the Company's financial performance in 1995, no options were granted in 1995 under the 1992 Plan, except for 30,000 options granted to Mr. Burford pursuant to his employment agreement, which options do not begin to vest until the market price of the Company's Common Stock exceeds $18 per share for 20 consecutive trading days. The Company has historically placed particular emphasis on its annual bonuses and its option plans, in the belief that meaningful participation in the Company's success is an effective and fair means of retaining and motivating its executive officers.

          COMPENSATION PROGRAM COMPONENTS

                    Salary. As noted above, annual base salary is one component of the Company's compensation program. In formulating base salaries, the Company balances its need to attract top quality executive officers with its desire to provide these officers with sufficient incentive to perform in a way that enhances corporate performance. The result is that the base salary for each executive officer is designed to represent only a part of that officer's compensation package. However, as a result of the 1995 performance of the Company, base salary represented all of the compensation for the executive officers (other than fixed bonuses not based on performance). For certain executive officers, the base salary is set forth in an employment agreement for such officer which generally provides for annual increases at a specified rate during the term of the agreement. Other executive officers receive salaries not set forth in a contract. The percentage of total compensation for executive officers represented by base salary varies from year to year because the incentive-based component of executive compensation varies from year to year. Executive officers are also permitted to participate in other designated fringe benefit plans.

                    In early 1995, the Company completed the consolidation of the offices in Palm Beach Gardens, Florida. In connection with this move, the Company adopted a new policy and certain base salary increases of up to 16% were given to certain officers who relocated from Memphis, Tennessee to Palm Beach Gardens, Florida.

                    Short-term incentives. Annual bonuses represent a second component of each executive officer's total compensation. Certain of the executive officers receive annual bonuses equal to a percentage of the increase in the Company's profits attributable to operations for the year over profits for the prior year generally pursuant to formulae set forth in their employment agreements with the Company. In the case of such formula bonuses, the annual bonus component of total compensation is directly dependent upon certain measures (as described below) of the Company's performance that were determined at the time the contracts were negotiated with the executive officers. Other executive officers have, in past years, received annual bonuses at the discretion of the Compensation Committee based on the Compensation Committee's annual assessment of the executive's contribution to the success of the Company for the year. In both cases, the annual bonus component of the executive's total compensation package reflects the Company's philosophy of providing its executive officers with proper incentives tied to corporate performance. As a result of the Company's financial results in 1995, executive officers did not receive annual bonuses for such year pursuant to formulae in their employment agreements or at the discretion of the Compensation Committee. Mr. Long's employment agreement which expired January 1, 1996 provided for fixed annual bonuses as a percentage of base salary.
          Mr. Long received bonus payments for fiscal 1995 of $124,284. Mr. Burford received a payment of $30,000 in 1995 pursuant to the terms of his previous employment agreement with the Company dated October 1, 1991 which expired October 1, 1994.

                    Long-term incentives. The long-term incentive component of executive compensation is equity-based and consists of the award of stock options to the executive officers (as well as other employees of the Company), which grants are made by and at the discretion of the Stock Option Committee of the Company. The stock options are granted with an exercise price equal to not less than the market value of shares of the Company's Common Stock on the date of grant. The Compensation Committee believes the stock options (together with any options previously granted) primarily represent compensation that will be earned by the executive officer for his service over a period of up to ten years (the period during which such options may be exercised). As a result of the Company's financial performance in 1995, the only stock options granted in 1995 were those granted to Mr. Burford pursuant to the terms of his employment agreement which do not begin to vest until the market price of the Company's Common Stock exceeds $18 per share for 20 consecutive trading days. See "Employment Contracts, Termination of Employment and Change in Control Arrangements."

                    1995 Compensation of Enterprises Chief Executive Officer. J. Gary Sharp has served as the Company's Chief Executive Officer since March 19, 1993. The Company entered into an employment agreement with Mr. Sharp dated January 13, 1994 which provides for his employment as Chief Executive Officer of the Company through January 13, 1999. Mr. Sharp's base salary for 1995 was $319,065 or 5% over his 1994 base salary. Mr. Sharp received this salary increase pursuant to the terms of such employment agreement which provides that Mr. Sharp's base salary shall increase by not less than 5% for each succeeding year during his term of employment.

                    Pursuant to his employment contract, Mr. Sharp is entitled to receive an annual bonus equal to 2.7% of the increase in the Company's operating profits for the calendar year just ended over the Company's operating profits for the prior year and a bonus of $28,000 for each percentage point increase (or portion thereof) in the Company's same store nominal sales. It is the Compensation Committee's judgment that these two different objective performance criteria (together with the options described below) provide an incentive for contribution to long-term growth. As a result of the financial performance of the Company in 1995, Mr. Sharp received no bonus for such year.

                    Mr. Sharp's employment agreement provides for a discretionary annual grant of up to 50,000 stock options with a ten-year term that vest pro rata over the five years following the grant with an exercise price equal to the market price of the Company's Common Stock on the date of grant. Any such grant will be based on a review of the Company's financial performance during such year. Mr. Sharp did not receive an option grant at the end of 1995 because of the Company's performance in 1995.

                    Internal Revenue Code. On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law (the "Revenue Act"). The Revenue Act limits the deductibility of certain compensation in excess of $1 million per year paid by a publicly traded corporation to an employee of such corporation for years following 1993.
          Under the Revenue Act, compensation which is payable under a written contract that was in effect on February 17, 1993, or which qualifies as "performance-based" compensation is exempt from the $1 million deductibility limitation. The Compensation Committee is aware of the applicable provisions of the Revenue Act and does not expect that any compensation for fiscal 1995 would fail to be deductible under the Revenue Act.

          Osvaldo Cisneros
          Edwin B. Spievack
          Thomas M. Taylor

          Compensation Committee Members

          PERFORMANCE OF THE COMPANY'S COMMON STOCK

                    Set forth below is a line graph comparing the total cumulative return of the Company's Common Stock to the Standard & Poor's 500 Stock Index (the "S&P 500 Index") and the Standard & Poor's 500 Restaurant Index (the "S&P 500 Restaurant Index").


             COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN(1)
             AMONG TPI ENTERPRISES, INC., THE S & P 500 INDEX
                             AND A PEER GROUP(2)


                                              Cumulative Total Return

                                   12/90   12/91  12/92  12/93  12/94  12/95

TPI Enterprises, Inc.               100      115    166    193    76     61

PEER GROUP                          100      171    205    187   137    118

S & P 500                           100      130    140    155   157    215


1 100 invested on 12/31/90 in stock or index including reinvestment of dividends. Fiscal year ended December 31.

2 The Peer Group is comprised of Bob Evans Farms, Cracker Barrel Old Country Store, Flagster Companies, Inc. IHOP Corp., Perkins Family Restaurants, Shoney's, Inc. and Vcorp Restaurants, Inc.


          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT.

          THE COMPANY'S PRINCIPAL SHAREHOLDERS

                    The following table sets forth, as of March 22, 1996, the number and percentage of shares held by all persons who, to the knowledge of the Company, are the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock.

                Name and Address of        Amount and Nature  Approximate
                Beneficial Owner or         of Beneficial     Percentage
                 Identity of Group             Ownership        of Class
                __________________          ________________   ____________

           The Airlie Group L.P.,
           The Bass Management Trust,
           Sid R. Bass Management Trust,
           Lee M. Bass,
           TPI Investors, L.P., and
           certain related parties
           c/o W. Robert Cotham
           201 Main Street, Suite 2600
           Fort Worth, Texas  76102          5,381,911 (1)      22.3%

           EBD L.P.
           TMT-FW, Inc.
           201 Main Street
           Fort Worth, Texas  76102

           Dort A. Cameron, III
           115 East Putnam Avenue
           Greenwich, Connecticut  06830     2,602,523 (2)      12.0%

           Thomas M. Taylor
           201 Main Street                   2,611,523 (3)      12.1%
           Fort Worth, Texas  76102

           Osvaldo Cisneros
           Aptd. 70519 Los Ruices
           Caracus, Venezuela                2,501,000 (4)      12.1%

           Balanchine Corporation
           P.O. Box 7788
           Nassau, Bahamas                   1,500,000 (5)       7.3%

           Liberty Investment Management
           2502 Rocky Point Drive,
           Suite 500                         1,288,800 (6)       6.3%
           Tampa, Florida  33607

           College Retirement Equities
             Fund
           730 Third Avenue
           New York, New York  10017         1,107,000 (7)       5.4%

           Merrill Lynch & Co., Inc.
           Merrill Lynch Group. Inc.
           World Financial Center, North
           Tower
           250 Vesey Street
           New York, New York  10281

           Princeton Services, Inc.
           Fund Asset Management, L.P.
           Merrill Lynch Special Value
             Fund, Inc.
           800 Scudders Mills Road           1,496,660 (8)       7.3%
           Plainsboro, New Jersey  08536

          _________________________

          (1) Includes 1,899,120 shares of the Company's Common Stock owned by such reporting persons, 1,092,155 shares of the Company's Common Stock obtainable upon conversion of the Company's 81/4% Convertible Subordinated Debentures due 2002 (the "81/4% Debentures"), 1,363,636 shares of the Company's Common Stock obtainable upon conversion of the Company's 5% Convertible Senior Subordinated Debentures due 2003 (the "5% Debentures") and 1,000,000 shares of the Company's Common Stock obtainable upon exercise of warrants held by such reporting persons. Also includes an aggregate 27,000 shares of the Company's Common Stock issuable upon exercise of presently exercisable options held by Messrs. Taylor, Bratton and Marion.

          (2) EBD L.P. is the general partner of The Airlie Group L.P. TMT-FW, Inc. and Dort A. Cameron, III are the general partners of EBD L.P. Includes 1,589,703 shares of the Company's Common Stock held by The Airlie Group L.P., 546,154 shares of the Company's Common Stock obtainable upon conversion of the 81/4% Debentures held by The Airlie Group L.P., and 466,666 shares of the Company's Common Stock obtainable upon exercise of warrants held by The Airlie Group L.P. EBD L.P., TMT-FW, Inc. and Dort A. Cameron, III share voting and dispositive power over the foregoing shares.

          (3) Includes 1,589,703 shares of the Company's Common Stock held by The Airlie Group L.P., 546,154 shares of the Company's Common Stock obtainable upon conversion of the 81/4% Debentures held by The Airlie Group L.P., and 466,666 shares of the Company's Common Stock obtainable upon exercise of warrants held by The Airlie Group L.P. Mr. Taylor shares voting and dispositive power over the foregoing shares through TMT-FW, Inc. Also includes 9,000 shares of the Company's Common
                    Stock issuable upon the exercise of presently exercisable options.

          (4) Includes 1,500,000 shares of the Company's Common Stock owned by Balanchine Corporation over which Mr. Cisneros has the right to provide instructions as to voting, disposition and receipt of dividends and thus may be deemed to have shared voting and shared dispositive power over such shares of the Company's Common Stock. Also includes 990,000 shares of the Company's Common Stock beneficially owned by Inversiones Macuto, S.A. ("Macuto"), a Panama corporation of which Mr. Cisneros is the sole stockholder, and thus he may be deemed to beneficially own any shares of the Company's Common Stock beneficially owned by Macuto. Mr. Cisneros may be deemed to have shared voting power and shared dispositive power over all of such shares of the Company's Common Stock. Also includes 9,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options and 2,000 shares of Common Stock issuable upon the exercise of options which become exercisable within 60 days.

          (5) Balanchine Corporation ("Balanchine") is an entity formed by Coutts & Co. ("Coutts"), a Bahamian bank (formerly NatWest International Trust Corporation). Mr. Cisneros has the right to provide instructions to Coutts as to matters relating to voting, disposition and receipt of dividends with respect to the 1,500,000 shares of the Company's Common Stock owned by Balanchine. Balanchine may be deemed to have shared voting and shared dispositive power over such 1,500,000 shares of the Company's Common Stock with Mr. Cisneros.

          (6)       Based upon the Schedule 13G filed by Liberty
                    Investment Management with the Commission on February 16, 1996.

          (7) Based upon Amendment No. 3 to the Schedule 13G filed by College Retirement Equities Fund with the Commission on February 1, 1996.

          (8) Based upon Amendment No. 1 to the Schedule 13G filed by Merrill Lynch & Co., Inc., Merrill Lynch Group, Inc., Princeton Services, Inc., Fund Asset Management, L.P. and Merrill Lynch Special Value Fund, Inc. with the Commission on February 8, 1996.


          SECURITY OWNERSHIP OF MANAGEMENT

                    The following table sets forth, as of March 22, 1996, the number and percentage of outstanding shares of the Company's Common Stock beneficially owned by directors, nominees, each of the Named Executive Officers, and directors and executive officers as a group. The number of shares of the Company's Common Stock owned are those "beneficially owned," as determined under Rule 13d-3 promulgated by the Commission under the Exchange Act, and the information set forth herein is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has sole or shared voting power or investment power, and also any shares that the person has the right to acquire within 60 days of March 22, 1996 through the exercise of any option, warrant or right, through conversion of any security, or pursuant to the automatic termination or power of revocation of a trust, discretionary account or similar arrangement.


                                        SHARES OF ENTERPRISES
                                             COMMON STOCK
                                         BENEFICIALLY OWNED
                                          AND APPROXIMATE
                                        PERCENTAGE OF CLASS
               NAME                     AS OF MARCH 22, 1996

          J. Gary Sharp                   188,855 (1)  *

          Frederick W. Burford            139,442 (2)  *

          Paul J. Siu                      14,800 (3)  *

          Edwin B. Spievack                15,500 (4)  *

          Osvaldo Cisneros              2,501,000 (5)  12.1%

          Thomas M. Taylor              2,611,523 (6)  12.1%

          John L. Marion, Jr.              16,500 (7)  *

          Douglas K. Bratton              149,785 (8)  *

          Lawrence F. Levy                  9,000 (9)  *

          Robert A. Kennedy                88,514 (10) *

          Haney A. Long, Jr.               93,423 (11) *

          ____________________

          *    Less than one (1%) percent.

          All executive officers and
            directors as a
            group (ten persons) (12)    5,739,828  25.6%

          (1) Represents (i) 45,955 shares of the Company's Common Stock owned by Mr. Sharp and (ii) 142,900 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options.

          (2) Represents (i) 2,827 shares of the Company's Common Stock owned by Mr. Burford, (ii) 132,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options and (iii) 4,615 shares of the Company's Common Stock issuable upon conversion of 81/4% Debentures.

          (3) Represents (i) 1,800 shares of the Company's Common Stock owned by Mr. Siu, and (ii) 13,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options.

          (4) Represents (i) 2,500 shares of the Company's Common Stock owned by Mr. Spievack, and (ii) 13,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options.

          (5) Includes 1,500,000 shares of the Company's Common Stock owned by Balanchine over which Mr. Cisneros has the right to provide instructions as to voting, disposition and receipt of dividends and thus may be deemed to have shared voting and shared dispositive power over such shares of the Company's Common Stock. Also includes 990,000 shares of the Company's Common Stock beneficially owned by Macuto of which Mr. Cisneros is the sole stockholder, and thus he may be deemed to beneficially own any shares of the Company's Common Stock beneficially owned by Macuto. Mr. Cisneros may be deemed to have sole voting power over and sole dispositive power over all such shares of the Company's Common Stock. Also includes 9,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable the Company's options, and 2,000 shares of the Company's Common Stock issuable upon the exercise of the Company's options which become exercisable within 60 days.

          (6) Includes 1,589,703 shares of the Company's Common Stock held by The Airlie Group L.P., over which Mr. Taylor shares dispositive power through TMT-FW, Inc., an additional 546,154 shares of the Company's Common Stock obtainable upon conversion of 81/4% Debentures held by The Airlie Group L.P., and an additional 466,666 shares of the Company's Common Stock obtainable upon exercise of warrants held by The Airlie Group L.P. Also includes 9,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options.

          (7) Includes 7,500 shares of the Company's Common Stock and 7,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options and 2,000 shares of the Company's Common Stock issuable upon the exercise of options which become exercisable within 60 days of March 22, 1996.

          (8) Includes 7,834 shares of the Company's Common Stock, 91,618 shares of the Company's Common Stock obtainable upon conversion of 5% Debentures and 35,833 shares of the Company's Common Stock obtainable upon exercise of warrants, all held by TPI Investors, L.P., over which Mr. Bratton has sole voting and dispositive power. Also includes 5,500 shares of the Company's Common Stock owned by Mr. Bratton and his spouse, as joint tenants, and 7,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options and 2,000 shares of the Company's Common Stock issuable upon the exercise of options which become exercisable within 60 days of March 22, 1996. Does not include 500 shares of the Company's Common Stock held in a trust for the benefit of Mr. Bratton's minor son.

          (9) Includes 7,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options granted under the Non-Employee Directors Plan and 2,000 shares of the Company's Common Stock issuable upon the exercise of options which become exercisable within 60 days of March 22, 1996.

          (10) Represents (i) 31,207 shares of the Company's Common Stock owned by Mr. Kennedy, (ii) 55,000 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options and (iii) 2,307 shares of the Company's Common Stock issuable upon conversion of 81/4% Debentures.

          (11) Represents (i) 1,600 shares of the Company's Common Stock owned by Mr. Long, (ii) 48 shares of the Company's Common Stock owned indirectly by Mr. Long pursuant to the 1989 Employee Stock Purchase Plan,
               (iii) 87,160 shares of the Company's Common Stock issuable upon the exercise of presently exercisable options and (iv) 4,615 shares of the Company's Common Stock issuable upon conversion of 81/4% Debentures.

          (12) All officers and directors as a group are ten in number and beneficially own 5,739,828 shares of the Company's Common Stock (25.6%) as of March 22, 1996. Does not include shares of the Company's Common Stock beneficially owned by Robert A. Kennedy who resigned from his position with the Company.


          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                    Mr. Stephen R. Cohen was employed by the Company as Chairman of the Board of Directors of the Company under an employment agreement dated as of January 13, 1987. Mr. Cohen retired from this position effective January 31, 1995 pursuant to the Termination Agreement, Receipt and Release dated January 26, 1995 (the "Termination Agreement").

                    Under the terms of the Termination Agreement the Company paid Mr. Cohen a lump sum of $1,150,000 in full satisfaction of all amounts owed to him under his employment agreement and other agreements entered into between Mr. Cohen and the Company. Pursuant to the Termination Agreement, Mr. Cohen waived any right to receive a bonus during 1994 and 1995 and any right to receive pay for accrued and unpaid vacation. In addition, the Company and Maxcell agreed to pay Mr. Cohen 5% of the gross proceeds received by Maxcell or the Company upon settlement of the Maxcell Lawsuit or 3% of the gross proceeds upon a final, non-appealable judgment in the Maxcell Lawsuit. Mr. Cohen was paid $1,500,000 in March 1996 in connection with the Maxcell Settlement. Mr. Cohen also continues to be provided with medical benefits, a secretary, a car and a driver for certain periods as set forth in the Termination Agreement.

                    In connection with the Company's relocation of its headquarters, Mr. Frederick Burford received an equity advance from the Company of $100,000 in January 1995 regarding the sale of his home in Tennessee, which advance was repaid in full without interest on June 13, 1995.


                                   SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TPI ENTERPRISES, INC.

          Date:  April 29, 1996         By:  /s/ Frederick W. Burford
                                             ____________________
                                             Frederick W. Burford
                                             Executive Vice President
                                             Chief Financial Officer
                                             and Secretary