Form 10-Q
period 1996-04-21
TPI ENTERPRISES INC
filed 1996-06-05
CIK 96919

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

 X   Quarterly Report pursuant to Section 13 or 15 (d) of the Securities
- ---  Exchange Act of 1934

                                         or

     Transition Report pursuant to Section 13 or 15 (d) of the Securities
- ---  Exchange Act of 1934

For the quarterly period ended April 21, 1996      Commission file number 0-7961


                             TPI ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               NEW JERSEY                                         22-1899681
    (State or other jurisdiction of                            (I.R.S.Employer
     incorporation or organization)                          Identification No.)


           3950 RCA BOULEVARD
               SUITE 5001
      PALM BEACH GARDENS, FLORIDA                                   33410
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

     The number of shares outstanding of the registrant's common stock is 20,633,524 as of June 1, 1996.

================================================================================

PART I - FINANCIAL INFORMATION

 Companies for which information is furnished:

  TPI Enterprises, Inc.
  Telecom Plus Shared Tenant Services, Inc.
  TPI Restaurants, Inc.
  The Insurex Agency, Inc. (1)
  Insurex Benefits Administrators, Inc. (1)
  TPI Entertainment, Inc.
  TPI-West Palm Inc. (1)
  TPI Commissary, Inc. (1)
  TPI Transportation, Inc. (1)
  TPI Insurance Corporation


(1) Wholly-owned subsidiaries of TPI Restaurants, Inc.

ITEM 1.  FINANCIAL STATEMENTS

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        April 21,  December 31,
                                                          1996        1995
                                                        ---------  -----------
                                                        (DOLLARS IN THOUSANDS)
   ASSETS
Current assets:
 Cash and cash equivalents............................  $ 27,015     $  8,744
 Accounts receivable-trade (net of allowance for
  doubtful accounts of $125 in 1996 and 1995).........       942        1,248
 Litigation settlement receivable.....................       ---       30,000
 Inventories..........................................    10,762       13,020
 Deferred tax benefit.................................     3,736        5,728
 Other current assets.................................     1,633        3,237
                                                        --------     --------
   Total current assets...............................    44,088       61,977
                                                        --------     --------
Property and equipment (at cost)......................   238,056      236,969
 Less accumulated depreciation and amortization.......    83,664       79,637
 Less allowance for restructuring.....................     8,586        8,752
                                                        --------     --------
                                                         145,806      148,580
                                                        --------     --------
Other assets:
 Goodwill (net of accumulated amortization of
  $9,823 in 1996 and $9,431 in 1995)..................    36,003       36,396
 Less valuation allowance.............................       833       17,000
                                                        --------     --------
                                                          35,170       19,396
 Other intangible assets (net of accumulated
  amortization of $7,088 in 1996 and $6,504 in 1995)..    17,626       18,298
 Other................................................       632          625
                                                        --------     --------
                                                          53,428       38,319
                                                        --------     --------
                                                        $243,322     $248,876
                                                        ========     ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt....................  $ 26,742     $ 24,231
 Accounts payable-trade...............................    13,620       16,052
 Accrued expenses and other current liabilities.......    30,577       30,604
 Accrued costs of litigation settlement...............       ---       13,537
 Income taxes currently payable.......................       640          618
                                                        --------     --------
   Total current liabilities..........................    71,579       85,042
                                                        --------     --------
Long-term debt........................................    81,484       81,628
                                                        --------     --------
Reserve for restructuring.............................     7,766        8,162
                                                        --------     --------
Deferred income taxes.................................     3,360        5,537
                                                        --------     --------
Other liabilities.....................................     1,579        1,641
                                                        --------     --------

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)


                                                        April 21,  December 31,
                                                          1996        1995
                                                        ---------  ------------
                                                         (DOLLARS IN THOUSANDS)
Commitments and contingencies
Shareholders' equity:
 Preferred shares - no par value - 20,000,000 shares
 authorized; none issued and outstanding                     ---          ---

 Common shares - .$01 par value - 100,000,000 shares
 authorized; issued - 33,416,143 shares in 1996 and
 33,402,553 shares in 1995............................       334          334

 Additional paid-in capital...........................   226,487      226,454

 Deficit..............................................   (79,542)     (90,157)
                                                        --------     --------
                                                         147,279      136,631
   Less treasury stock, at cost, 12,795,230 and
   12,805,266 common shares in 1996 and 1995..........    69,725       69,765
                                                        --------     --------

     Total shareholders' equity.......................    77,554       66,866
                                                        --------     --------

                                                        $243,322     $248,876
                                                        ========     ========

                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                      Quarter Ended
                                                                                -------------------------
                                                                                April 21,       April 16,
                                                                                  1996            1995
                                                                                ---------       ---------
                                                                                 (DOLLARS IN THOUSANDS)
Restaurant Revenues                                                             $ 84,934         $83,744
                                                                                --------         -------
Costs and expenses:
 Food, supplies and uniforms..................................................    31,033          30,404
 Restaurant labor and benefits................................................    27,458          25,535
 Restaurant depreciation and amortization.....................................     3,594           4,322
 Other restaurant operating expenses..........................................    16,409          15,121
 General and administrative expenses..........................................     6,968           6,450
 Provision for asset valuation................................................   (16,167)            ---
 Other, net...................................................................     1,866             314
 Restructuring charges, net...................................................       (34)            ---
                                                                                --------         -------
                                                                                  71,127          82,146
                                                                                --------         -------
Operating income (loss).......................................................    13,807           1,598
                                                                                --------         -------
Other income and expenses:
 Interest income..............................................................       305             130
 Interest expense.............................................................    (3,497)         (3,233)
 Other........................................................................       ---             ---
                                                                                --------         -------
                                                                                  (3,192)         (3,103)
                                                                                --------         -------
Income (loss) before provision for income taxes...............................    10,615          (1,505)

Provision for income taxes....................................................       ---             ---
                                                                                --------         -------
Net income (loss).............................................................  $ 10,615         $(1,505)
                                                                                ========         =======
Net income (loss) per share...................................................  $    .51         $  (.07)
                                                                                ========         =======
Weighted average number of common and common equivalent shares outstanding....    20,615          20,417
                                                                                ========         =======

                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Quarter Ended
                                                            ----------------------
                                                            April 21,    April 16,
                                                              1996         1995
                                                            ---------    ---------
                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                          $ 10,615      $(1,505)
                                                            --------      -------
 Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
  Depreciation and amortization............................    5,146        5,928
  Deferred income taxes....................................     (185)         ---
  Reserve for restructuring................................      (34)         ---
  Provision for asset valuation............................  (16,167)         ---
  Changes in assets and liabilities:
   Accounts receivable-trade...............................      306         (592)
   Litigation settlement receivable........................   30,000
   Inventories.............................................    2,258           65
   Other current assets....................................    1,593           18
   Other assets............................................     (118)        (127)
   Accounts payable-trade..................................   (2,432)         767
   Accrued expenses and other current liabilities..........  (13,416)        (851)
   Income taxes currently payable..........................       22         (134)
   Reserve for restructuring...............................     (510)        (701)
   Other liabilities.......................................      (62)         (63)
                                                            --------      -------
     Total adjustments.....................................    6,401        4,310
                                                            --------      -------
   Net cash provided by operating activities...............   17,016        2,805
                                                            --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment....................   (1,360)      (3,172)
  Disposition of property and equipment....................      509          398
  Other....................................................        5          (35)
                                                            --------      -------
   Net cash used in investing activities...................     (846)      (2,809)
                                                            --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) on Credit Facility.............    2,500       (5,400)
  Other long-term debt payments............................     (432)        (834)
  Common shares issued.....................................       33          116
                                                            --------      -------
   Net cash provided by (used in) financing activities.....    2,101       (6,118)
                                                            --------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......   18,271       (6,122)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............    8,744       17,228
                                                            --------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD................... $ 27,015      $11,106
                                                            ========      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash payments (refunds) during the quarter for:
  Interest................................................. $  3,360      $ 3,587
  Income taxes refunded....................................      ---          ---
  Income taxes paid........................................      200          134
 Non-cash transactions:
  Capitalized lease obligation.............................      299          ---


                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated balance sheets as of April 21, 1996 and the consolidated statements of operations and cash flows for the periods ended April 21, 1996 and April 16, 1995 have been prepared by the Company without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at April 21, 1996 and the consolidated results of operations and consolidated cash flows for the periods ended April 21, 1996 and April 16, 1995 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1995 audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the sixteen week period ended April 21, 1996 are not necessarily indicative of the operating results for the full year.

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 121 "Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" during the first quarter of 1996. The adoption of this accounting standard had no material effect on the Company's results of operations or consolidated financial position due to the valuation allowance established to reduce the carrying value of the net assets of the Company to the estimated fair value of the consideration to be received in connection with the Shoney's, Inc. Sale Transaction. (See Note 3)


NOTE 2 - NET INCOME PER COMMON SHARE

     Primary earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding during the period. Reported primary per share amounts include common equivalents relating to dilutive stock options of 20,417 at April 16, 1995. There were no dilutive stock options at April 21, 1996.

     Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures ("Debentures") and 5% Convertible Senior Subordinated Debentures ("Senior Debentures"), after the elimination of the related interest requirements, net of income taxes. The Company's convertible debentures are excluded from the April 21, 1996 and April 16, 1995 computation due to their antidilutive effect during these periods.


     NOTE 3 - SHONEY'S, INC. SALE TRANSACTION

     On March 15, 1996, the Company entered into a Plan of Tax-Free Reorganization under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement (the "Agreement") with Shoney's, Inc. to sell substantially all of the Company's assets to Shoney's, Inc. (the "Shoney's, Inc. Sale Transaction"). At the closing of the Shoney's, Inc. Sale Transaction, under the terms of the Agreement, Shoney's, Inc. will deliver to the Company (a) 5,577,102 shares of Shoney's, Inc. common stock plus (b) shares of Shoney's, Inc. common stock equal to $10,000,000 divided by the average closing market price of Shoney's, Inc. common stock over the ten day trading period prior to closing, subject to certain adjustments as provided in the Agreement. The Company will deliver to Shoney's, Inc. all of the issued and outstanding shares of capital stock of TPI Restaurants, Inc. ("Restaurants") and its wholly-owned subsidiaries, TPI Entertainment, Inc. and TPI Insurance Corporation. Additionally, the Company will transfer certain liabilities, all intercompany accounts and all cash and cash equivalents of the Company except for $14,850,000 in cash, of which $7,350,000 is designated to pay certain specified wind-up expenses. If the specified wind-up expenses are less than the designated $7,350,000, the Company is required to transfer the difference to Shoney's, Inc.; if the expenses are greater, the excess will be paid from the remaining $7,500,000 of retained cash. The $14,850,000 is subject to reduction under certain other circumstances. Under the Agreement, the amount of the $7,500,000 in retained cash may not exceed an amount which equals 10% of the value of the shares of Shoney's, Inc. common stock received by the Company. In the event that the Company is unable to retain all $7,500,000 as a result of this limitation, Shoney's, Inc. will issue additional shares of its common stock to the Company. To satisfy the requirements for a tax-free reorganization under the Internal Revenue Code of 1986, as amended (the "Code"), the portion of the $7,350,000 relating to wind-up expenses not accrued for federal income tax purposes at the closing of the Shoney's, Inc. Sale Transaction, when added to the $7,500,000 in retained cash not designated to pay certain specified wind-up expenses, may not exceed an amount equal to 10% of the Company's net asset value on the date of the closing of the Shoney's, Inc. Sale Transaction. If such cash exceeds 10% of the Company's net asset value on such date, the Company will not be able to retain such cash. In addition, an aggregate of up to approximately $935,000 is required to be set aside by the Company for the benefit of holders of stock options and warrants of the Company if such stock options and warrants are exercised prior to the complete liquidation of the Company, which will occur after the consummation of the Shoney's, Inc. Sale Transaction.

     At December 31, 1995, the Company recorded a provision of $17,000,000 to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's, Inc. At the end of the first quarter of 1996, the Company reduced this provision by $16,167,000 to reflect an increase in the Shoney's, Inc. stock price from March 15, 1996, the date the Agreement was signed, to April 21, 1996, the end of the Company's first quarter. The valuation allowance is reflected as a reduction in the Company's recorded goodwill.

     The Agreement may be terminated by mutual consent of the Company and Shoney's, Inc. or by either party under certain circumstances, including if the closing does not occur prior to June 30, 1996. Management currently anticipates that the closing of the transaction will not occur until late
July or August of 1996. Although the Agreement has not been amended for this change, management believes, based on conversations with Shoney's, Inc., that the Agreement will be amended to extend the termination date into August 1996 and that the transaction will still be consummated. As a condition to closing of the Shoney's, Inc. Sale Transaction, the obligations of the Company under the Debentures must be assumed by Shoney's, Inc. and the Company released from all obligations thereunder. In addition, as a condition to closing, Shoney's, Inc. is required to repay in full all amounts owed under the Senior Debentures and the Company's credit facility (the "Credit Facility"). The Agreement is subject to a number of other conditions. Those which are still pending include: (1) the review by the Securities and Exchange Commission of the joint proxy statement/prospectus filed by Shoney's, Inc. on May 21, 1996 and the declaration of effectiveness of the related registration statement, (2) the approval of the shareholders of both the Company and Shoney's, Inc., (3) the reconfirmation of fairness opinions previously delivered and the receipt of certain legal opinions and (4) the absence of a material adverse change to the Company or Shoney's, Inc. Shoney's, Inc. received a commitment for its additional financing necessary to consummate the Shoney's, Inc. Sale
Transaction in May 1996. The Agreement provides for the payment by the Company of a break-up fee in the case of certain third party acquisition events or proposals.

     The Agreement requires the Company after closing to wind-down its operations and distribute the shares of Shoney's, Inc. common stock received in the Shoney's, Inc. Sale Transaction and any remaining amount of the $7,500,000 retained cash, after paying or making provision for its liabilities, to the Company's shareholders. Management anticipates that the majority of such distributions to the Company's shareholders will be made during 1996.


NOTE 4 - RESTRUCTURING CHARGES

     During the first quarter of 1996, the Company's reserve for restructuring was reduced by approximately $396,000 for expenditures related to restaurants closed in connection with the restructuring plan adopted by the Company as of the end of the fourth quarter of 1993 and by approximately $148,000 for expenditures related to the Company's restructuring of its divisional management and consolidation of the Company's corporate offices. The Company also reduced its allowance for restructuring by approximately $166,000 during the first quarter of 1996 for the write off of assets. At April 21, 1996, the Company's reserve for restructuring of $11,073,000 represents the amounts owed for lease and other expenses. The Company has classified $3,307,000 of the reserve for restructuring as a current liability at April 21, 1996. The Company's allowance for restructuring is $8,586,000 at April 21, 1996 and represents an amount recorded on its balance sheet for the write off of assets. The reserve for restructuring and allowance for restructuring include management's best estimates of the remaining liabilities associated with its restructuring and the net realizable value of property. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates of these amounts will change in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Continuing operations primarily include the results of Restaurants, whose revenues are derived from restaurant sales. The first quarterly reporting period consists of 16 weeks ending April 21, 1996 and the second, third and fourth quarters are 12 weeks each in 1996. The restaurant business is seasonal in nature with the second and third fiscal quarters (Spring and Summer) having higher weekly sales volume than the first and fourth quarters.


Results of Operations

Revenues

     Revenues for the first quarter of 1996 increased to $84.9 million, up 1.4% from the $83.7 million earned during the same period for the prior year. New restaurants accounted for $.5 million of the increase in revenues for the first quarter of 1996, while comparable store sales increased $.5 million, or
 .71%, in the Shoney's concept and increased $.1 million, or .72%, in the Captain D's concept. New restaurant operations are included in the comparable store sales computation after they have been operational for sixteen periods. The Company's operating results include 187 Shoney's and 66 Captain D's units operating at the end of the first quarter of 1996 compared to 187 Shoney's and 68 Captain D's operating at the end of the same period for the prior year.


Cost and Expenses

     Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for the first quarters of 1996 and 1995 is shown below.


================================================================================
                                                              1996       1995
- --------------------------------------------------------------------------------
Food, supplies and uniforms                                   36.5%      36.3%

Restaurant labor and benefits                                 32.3%      30.5%

Restaurant depreciation and amortization                       4.2%       5.2%

Other restaurant operating expenses                           19.3%      18.1%
- --------------------------------------------------------------------------------
                                                              92.3%      90.1%
================================================================================

     The Company's food costs as a percentage of revenues increased .2% due to price increases in several high volume commodities, primarily pork and produce, and the higher costs of various promotions which ran during the first quarter of 1996. Restaurant labor and benefits increased as a percentage of sales due to additional labor being added at the restaurant level to improve customer service. Restaurant depreciation and amortization decreased in relation to the prior year due to the Shoney's South assets acquired by the Company in 1988 becoming fully depreciated in the last half of 1995. Other restaurant operating expenses increased as a percentage of revenues primarily due to increases in utility costs and advertising. Utility costs are up due to the severe weather conditions in several of the Company's markets during the first quarter of 1996 compared to the same time period in 1995. The increase in advertising costs is due to an increase in radio and television promotions for the first quarter of 1996 compared to the first quarter of 1995. Advertising costs for the year are expected to remain comparable to the prior year.

     General and administrative expenses for the first quarter are up approximately $518,000, or 10%, compared to the prior year. This increase is largely attributable to higher divisional costs, which resulted from the addition of a new divisional Vice President during the second half of 1995, and inefficiencies related to turnover in personnel due to the pending Shoney's, Inc. Sale Transaction. General and administrative costs are also higher during the first quarter of 1996 because the Company was in the process of transitioning its Memphis office to West Palm and was not fully staffed during the same time period of 1995. Other costs are up from the first quarter of 1995 as a result of approximately $1.3 million of costs and expenses incurred in connection with the Shoney's Inc. Sale Transaction.

     The provision for asset valuation was reduced at the end of the first quarter by approximately $16.0 million to reflect the increase in the market price of the Shoney's, Inc. common stock to better reflect the estimated fair value of the consideration to be received by the Company in connection with the Shoney's Inc. Sale Transaction. (See Note 3)


Other Income and Expenses

     Other income and expenses for the first quarter of 1996 are comparable to the first quarter of 1995. Interest income is up due to interest earned on the Maxcell litigation settlement proceeds. The increase in interest income is offset, however, by an increase in interest expense resulting from the increased borrowings on the Credit Facility.


Liquidity and Capital Resources

     The Company has a working capital deficit of $27.5 million at April 21, 1996 compared to a working capital deficit at December 31, 1995 of $23.1 million. The $4.4 million, or 19%, increase in the working capital deficit is primarily due to additional borrowings of $2.5 million on the Credit Facility and a decrease of $2.0 million in the Company's current deferred income taxes. The Company's additional borrowings were required as a result of decreased operating performance and cash outlays of approximately $.8 million related to the approximately $1.3 million of costs and expenses incurred as a result of the pending Shoney's, Inc. Sale Transaction.

     Approximately 88% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 3 days. Since the Company's payables are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit. However, as a result of the near term maturity of the Credit Facility, which has caused the indebtedness thereunder to be classified as a current liability, the working capital deficit as of April 21, 1996 is significantly higher than in prior years and, if the Shoney's, Inc. Sale Transaction is not consummated, the Credit Facility would need to be replaced with long-term financing. (See "Financing Activities" below).


Operating Activities

     Net cash provided by operating activities increased by $14.2 million. This increase was largely attributable to the receipt during the first quarter of the Maxcell litigation proceeds of $30.0 million less the payout of approximately $13.7 million of costs associated with the settlement. Other changes included a decrease in inventory of approximately $2.3 million offset by a corresponding decrease in accounts payable.


Investing Activities

     Net cash used in investing activities decreased $2.0 million. The decrease in cash used is the result of a decrease in capital expenditures during the first quarter of 1996 compared to the first quarter of 1995. During the first quarter of 1995, the Company completed the construction of one new Shoney's restaurant and performed remodels on four Shoney's and one Captain D's restaurant for approximately $3.2 million. Capital expenditures for 1996 largely relate to maintenance for Shoney's and Captain D's restaurants and miscellaneous equipment additions. The Company has not opened any new stores in 1996 and has only spent approximately $100,000 for remodels. The Company plans to hold capital expenditures to a minimum due to the pending
Shoney's, Inc. Sale Transaction.

     The Company has various reserved areas with minimum development requirements for its Shoney's concept. Aggregate commitments beyond 1995 require 35 restaurants to be constructed in the Company's reserved areas in Phoenix, West Palm Beach, Michigan, Houston, and certain other counties in Texas prior to October 6, 2004. The Company also has the right to develop Captain D's restaurants in 124 counties in seven Southeastern states (Alabama, Arkansas, Georgia, Mississippi, North Carolina, South Carolina and Tennessee). To avoid termination of the reserved area agreement, the Company is required to open 30 additional Captain D's by July 11, 2011. Due to the pending Shoney's, Inc. Sale Transaction and the recent performance of Shoney's restaurants, the Company does not intend to build any Shoney's or Captain D's restaurants in 1996. In the event that the Shoney's, Inc. Sale Transaction does not occur, the Company will evaluate the requirements under these agreements and its available capital resources and work with Shoney's, Inc. to revise or extend them as needed. There can be no assurance that, if the Shoney's, Inc. Sale Transaction does not occur, the Company will be able to revise or extend these reserved area agreements. However, management believes that an acceptable agreement could be reached with Shoney's, Inc. If an acceptable agreement can not be reached, Shoney's, Inc. could terminate these agreements.


Financing Activities

     Net cash provided by financing activities was $2.1 million for the first quarter of 1996 compared to $6.1 million of net cash used in the first quarter of 1995. During the first quarter of 1996, the Company borrowed an additional $2.5 million on the Credit Facility. These borrowings were necessary due to a reduction in cash provided by operations. Cash provided by operations was down due to decreased operating performance and cash outlays of approximately $.8 million related to the approximately $1.3 million of costs and expenses incurred as a result of the pending Shoney's, Inc. Sale Transaction.

     The Credit Facility was amended as of May 21, 1996. The amendment extended the Credit Facility's expiration date from June 3, 1996 to the earliest of August 30, 1996, the date on which the Shoney's, Inc. Sale Transaction is consummated, or the date on which the Agreement is terminated. The amendment also revised the interest coverage ratio and consolidated tangible net worth covenants for the first quarter of 1996 and thereafter that the Company would have been required to meet. At April 21, 1996, $23.9 million was outstanding on the Credit Facility and letters of credit in the amount of $10.6 million were outstanding, resulting in a remaining balance available to borrow of $5.5 million.

     In the event the Agreement is terminated, or on August 30, 1996 if the Shoney's, Inc. Sale Transaction is not theretofore consummated, the Company's Credit Facility will terminate and all amounts outstanding thereunder become due unless the Company can renegotiate the Credit Facility. Management believes that if it has sufficient time to negotiate with its banks, it will likely be able to obtain an extension with respect to some or all of the amounts due or obtain alternative sources of financing. However, there can be no assurance that management will have sufficient time to negotiate or that a renegotiation can be accomplished or that the terms of the extended Credit Facility or alternative sources will be as favorable as those currently in place. In addition, management's opinion is a forward-looking statement; a number of factors could cause management's view to be incorrect including a return to a declining trend in same store sales, increased cost pressures, changes in external or internal conditions which make finding timely sources of cost effective capital impossible, and termination of the Shoney's, Inc. Sale Transaction. In the event the Shoney's, Inc. Sale Transaction is consummated, the Company will liquidate and distribute its assets, consisting of shares of Shoney's, Inc. common stock received in the Shoney's, Inc. Sale Transaction and any remaining amount of the $7,500,000 in retained cash, after paying or making adequate provision for its liabilities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


Reading Company and James J. Cotter v. TPI Enterprises, Inc.

     On March 7, 1995, a civil action captioned Reading Company and James J. Cotter v. TPI Enterprises, Inc. 95 Civ. 1579 was filed in the United States District Court for the Southern District of New York. The plaintiffs allege inter alia breach of contract and seek damages of $1,250,000 plus interest, punitive damages and attorney's fees in connection with the sale to a subsidiary of American Multi-Cinema, Inc. of TPI Entertainment, Inc.'s interest in Exhibition Enterprises Partnership in April 1991. The Company's attorneys are unable at this time to state the likelihood of a favorable or unfavorable outcome.


Porpoise Asset Management and Lawrence Capital Management, Inc. v. J. Gary Sharp, et al.; Brock Weiner v. TPI Enterprises, Inc., et al. and Crandon Capital Partners, et al. v. TPI Enterprises, Inc., et al.

     During 1995, three shareholder suits were filed against the Company and its Board of Directors. The plaintiffs allege, among other things, that the Company's shareholders will receive inadequate consideration in the proposed Shoney's, Inc. Sale Transaction, that the proposed transaction is the result of unfair dealing and economic coercion and that the Directors have breached their fiduciary duties to the Company's shareholders to maximize shareholder value. The plaintiffs seek class action status and to enjoin the proposed transaction and recover damages. The Company signed a letter of understanding dated March 15, 1996 for the settlement of these three lawsuits. This letter of understanding followed the execution on March 15, 1996 of the Agreement. The settlement would entail the payment of up to $250,000 in legal fees and expenses and the consolidation and settlement of the three lawsuits and is subject to several conditions, including confirmatory discovery, court approval of the settlement and the closing of the Shoney's, Inc. Sale Transaction. The Company has recorded a liability at December 31, 1995 for $250,000.


TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a/ Marlin Services and The Aetna Casualty and Surety Company and Marlin Electric, Inc. v. TPI Restaurants, Inc. and Related Matters

     On March 7, 1996, the Company filed a civil action in the Circuit Court of Palm Beach County captioned TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a/ Marlin Services, Inc. ("Marlin") and The Aetna Casualty and Surety Company. The Company contends among other things that Marlin breached the terms of a maintenance service agreement that Restaurants had entered into with Marlin by failing to perform timely maintenance as required by the agreement, overcharging for parts and materials, improperly billing for labor and improperly charging for overhead. On March 7, 1996, Marlin filed a separate action in the U.S. District Court of Virginia against Restaurants alleging among other things that Restaurants breached its contract with Marlin by failing to pay amounts owed under the contract. Marlin claims damages in excess of $2.2 million through March 1996. The Company's attorneys are unable at this time to state the likelihood of a favorable or unfavorable outcome in these actions.

     Subsequent to the end of the year, the Company has been contacted by a number of subcontractors employed by Marlin. These subcontractors have indicated that they have not been paid for certain services performed, and some have filed mechanic's and/or materialman's liens on the Company's restaurants. The Company is unable at the present time to determine what liability, if any, exists to these and other subcontractors. Management does not believe that the liability related to this suit or to subcontractors will have a material adverse effect on the operating results or financial position of the Company.

Other Proceedings

     The Company and its subsidiaries are defendants in various lawsuits arising in the ordinary course of business. While the result of any litigation contains an element of uncertainty, it is the opinion of management that the outcome of such litigation will not have a significant adverse effect on the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. (None)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     27 - Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K:

          Registrant filed a current report on Form 8-K, dated March 19, 1996, reporting Item 5 - Other Events.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                TPI Enterprises, Inc.
                                                     (Registrant)

                                        /s/ J. Gary Sharp
                                      -----------------------------------------
Date: June 5, 1996                                  J. Gary Sharp
                                         President & Chief Executive Officer

                                        /s/ Frederick W. Burford
                                      -----------------------------------------
Date: June 5, 1996                               Frederick W. Burford
                                      Executive Vice President, Chief Financial
                                                 Officer & Secretary