Form 10-Q
period 1996-07-14
TPI ENTERPRISES INC
filed 1996-08-28
CIK 96919

================================================================================
- --------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

(Mark One)

 [ X ] Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                                       or

 [   ]   Transition Report pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934


For the quarterly period ended July 14, 1996       Commission file number 0-7961


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

    The number of shares outstanding of the registrant's common stock is 20,661,822 as of August 23, 1996.

- --------------------------------------------------------------------------------
================================================================================

PART I - FINANCIAL INFORMATION

  Companies for which information is furnished:

    TPI Enterprises, Inc.
    Maxcell Telecom Plus, Inc.
    Telecom Plus Shared Tenant Services, Inc.
    TPI Restaurants, Inc.
    The Insurex Agency, Inc. (1)
    Insurex Benefits Administrators, Inc. (1)
    TPI Entertainment, Inc.
    TPI-West Palm Inc. (1)
    TPI Commissary, Inc. (1)
    TPI Transportation, Inc. (1)
    TPI Insurance Corporation


(1) Wholly-owned subsidiaries of TPI Restaurants, Inc.

ITEM 1.  FINANCIAL STATEMENTS

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             JULY 14,           DECEMBER 31,
                                                                                               1996                 1995
                                                                                             --------           -----------
                                                                                                (DOLLARS IN THOUSANDS)
       ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 28,371            $    8,744

  Accounts receivable-trade (net of allowance for doubtful accounts of $61 in 1996 and
  $125 in 1995) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           640                 1,248

  Litigation settlement receivable  . . . . . . . . . . . . . . . . . . . . . . . . . .           ---                30,000

  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,330                13,020

  Deferred tax benefit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,005                 5,728

  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,527                 3,237
                                                                                             --------            ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,873                61,977
                                                                                             --------            ----------

Assets held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,050                   ---
                                                                                             --------            ----------


Property and equipment (at cost)  . . . . . . . . . . . . . . . . . . . . . . . . . . .       227,184               236,969

  Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . . . . .        83,900                79,637

  Less allowance for restructuring  . . . . . . . . . . . . . . . . . . . . . . . . . .         8,506                 8,752
                                                                                             --------            ----------
                                                                                              134,778               148,580
                                                                                             --------            ----------
Other assets:
  Goodwill (net of accumulated amortization of $10,103 in 1996 and $9,431 in 1995)  . .        35,723                36,396

  Less valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           ---                17,000
                                                                                             --------            ----------
                                                                                               35,723                19,396

  Other intangible assets (net of accumulated amortization of $7,346 in 1996 and $6,504
  in 1995). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,352                18,298

  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           628                   625
                                                                                             --------            ----------
                                                                                               53,703                38,319
                                                                                             --------            ----------
                                                                                             $237,404            $  248,876
                                                                                             ========            ==========


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 25,163            $   24,231

  Accounts payable-trade  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,833                16,052

  Accrued expenses and other current liabilities  . . . . . . . . . . . . . . . . . . .        35,255                30,604

  Accrued costs of litigation settlement  . . . . . . . . . . . . . . . . . . . . . . .           ---                13,537

  Income taxes currently payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           490                   618
                                                                                             --------            ----------
    Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .        74,741                85,042



Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        80,706                81,628

Reserve for restructuring . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,577                 8,162

Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,629                 5,537

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,350                 1,641

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             JULY 14,           DECEMBER 31,
                                                                                               1996                1995
                                                                                             --------           -----------
                                                                                                 (DOLLARS IN THOUSANDS)
Commitments and contingencies

Shareholders' equity:

  Preferred shares - no par value - 20,000,000 shares authorized; none issued and                  ---                  ---
  outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Common shares - .$01 par value - 100,000,000 shares authorized; issued -33,431,029
  shares in 1996 and 33,402,553 shares in 1995. . . . . . . . . . . . . . . . . . . . . .          334                  334

  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      226,523              226,454

  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (89,731)             (90,157)
                                                                                              --------             --------
                                                                                               137,126              136,631
    Less treasury stock, at cost, 12,795,230 and 12,805,266 common shares in 1996 and
    1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       69,725               69,765
                                                                                              --------             --------
       Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,401               66,866
                                                                                              --------             --------
                                                                                              $237,404             $248,876
                                                                                              ========             ========

                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         TWELVE WEEKS ENDED                TWENTY-EIGHT WEEKS ENDED
                                                         ------------------                ------------------------
                                                  JULY 14, 1996       JULY 9, 1995     JULY 14, 1996       JULY 9, 1995
                                                  -------------       ------------     -------------       ------------
                                                                         (DOLLARS IN THOUSANDS)
Restaurant Revenues                                  $ 66,356            $67,241          $151,290           $150,985
                                                     --------            -------          --------           --------
Costs and expenses:

      Food, supplies and uniforms   . . . . . .        24,120             24,318            55,153             54,723

      Restaurant labor and benefits   . . . . .        21,183             20,799            48,641             46,333

      Restaurant depreciation and amortization          2,707              2,597             6,301              6,919

      Other restaurant operating expenses   . .        12,620             12,487            29,029             27,608

      General and administrative expenses   . .         4,728              5,227            11,696             11,677

      Provision for asset valuation   . . . . .          (833)               ---           (17,000)               ---

      Closed unit reserve   . . . . . . . . . .         4,657                ---             4,657                ---

      Restructuring   . . . . . . . . . . . . .          (136)               ---              (170)               ---

      Other . . . . . . . . . . . . . . . . . .         5,247                259             7,113                573
                                                     --------            -------          --------           --------
                                                       74,293             65,687           145,420            147,833
                                                     --------            -------          --------           --------


Operating income  . . . . . . . . . . . . . . .        (7,937)             1,554             5,870              3,152
                                                     --------            -------          --------           --------

Other income and expenses:

  Interest income . . . . . . . . . . . . . . .          (202)               (44)             (507)              (174)

  Interest expense  . . . . . . . . . . . . . .         2,454              2,357             5,951              5,590
                                                     --------            -------          --------           --------
                                                        2,252              2,313             5,444              5,416
                                                     --------            -------          --------           --------

Income (loss) for continuing operations before

provision for income taxes  . . . . . . . . . .       (10,189)              (759)              426             (2,264)

Provision for income taxes  . . . . . . . . . .           ---                ---               ---                ---

Net income (loss) . . . . . . . . . . . . . . .      $(10,189)           $  (759)         $    426           $ (2,264)
                                                     ========            =======          ========           ========
Net income (loss) per share   . . . . . . . . .      $   (.49)           $  (.04)         $    .02           $   (.11)
                                                     ========            =======          ========           ========
Primary and fully diluted:

  Weighted average number of common and common
  equivalent shares used in per share
  calculation . . . . . . . . . . . . . . . . .        20,649             20,437            20,635             20,422
                                                     ========            =======          ========           ========


                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              TWENTY-EIGHT WEEKS ENDED
                                                                                         ----------------------------------
                                                                                         JULY 14, 1996         JULY 9, 1995
                                                                                         -------------         ------------
                                                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss)                                                                      $      426           $   (2,264)
                                                                                           ----------           ----------
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:

            Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .             8,790                9,660

            Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .              (184)                 ---

            Reserve for restructuring . . . . . . . . . . . . . . . . . . . . . . .              (170)                 ---

            Provision for asset valuation . . . . . . . . . . . . . . . . . . . . .           (17,000)                 ---

            Closed unit reserve . . . . . . . . . . . . . . . . . . . . . . . . . .             4,657                  ---

            Changes in assets and liabilities:

                 Accounts receivable-trade  . . . . . . . . . . . . . . . . . . . .               607                 (392)

                 Litigation settlement receivable . . . . . . . . . . . . . . . . .            30,000                  ---

                 Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,690                  792

                 Other current assets . . . . . . . . . . . . . . . . . . . . . . .             1,706                 (132)

                 Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .              (243)                (440)

                 Accounts payable-trade . . . . . . . . . . . . . . . . . . . . . .            (2,219)                 133

                 Accrued expenses and other current liabilities . . . . . . . . . .            (6,844)               2,224

                 Income taxes currently payable . . . . . . . . . . . . . . . . . .              (128)                (134)

                 Reserve for restructuring  . . . . . . . . . . . . . . . . . . . .            (1,836)              (2,431)

                 Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . .              (109)                (110)
                                                                                           ----------           ----------
                           Total adjustments  . . . . . . . . . . . . . . . . . . .            20,717                9,170
                                                                                           ----------           ----------
            Net cash provided by operating activities . . . . . . . . . . . . . . .            21,143                6,906
                                                                                           ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

            Acquisition of property and equipment . . . . . . . . . . . . . . . . .            (2,012)              (4,943)

            Disposition of property and equipment . . . . . . . . . . . . . . . . .               356                  662

            Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                63                  (30)
                                                                                           ----------           ----------
                 Net cash used in investing activities  . . . . . . . . . . . . . .            (1,593)              (4,311)

CASH FLOWS FROM FINANCING ACTIVITIES:

            Net borrowings (payments) on Credit Facility  . . . . . . . . . . . . .             1,000               (8,400)

            Other long-term debt payments . . . . . . . . . . . . . . . . . . . . .              (992)                (941)

            Common shares issued  . . . . . . . . . . . . . . . . . . . . . . . . .                69                  192
                                                                                           ----------           ----------
                 Net cash provided by (used in) financing activities  . . . . . . .                77               (9,149)
                                                                                           ----------           ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . .            19,627               (6,554)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . . . . . . . . . . . . . . . .             8,744               17,228
                                                                                           ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .        $   28,371           $   10,674
                                                                                           ==========           ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash payments (refunds) during the twenty eight weeks for:

            Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $    4,703           $    4,818

            Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . .               294                  134

    Non-cash transactions

            Capitalized lease obligation  . . . . . . . . . . . . . . . . . . . . .        $      299           $       78

                See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated balance sheets as of July 14, 1996, and the consolidated statements of operations and cash flows for the periods ended July 14, 1996 and July 9, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at July 14, 1996 and the consolidated results of operations and consolidated cash flows for the periods ended July 14, 1996 and July 9, 1995 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the 1995 audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the twelve and twenty-eight week periods ended July 14, 1996 and July 9, 1995 are not necessarily indicative of the operating results for the full year.


NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

    Primary earnings per share amounts are computed by dividing net income by the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding during the period. There were no dilutive stock options in the 1996 and 1995 period.

    Fully diluted earnings per share amounts are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures and 5% Convertible Senior Subordinated Debentures, after the elimination of the related interest requirements, net of income taxes. The Company's options, warrants, and convertible debentures are excluded from the July 14,1996 and July 9, 1995 computation due to their antidilutive effect during these periods.


  NOTE 3 - SHONEY'S, INC. TRANSACTION

    On March 15, 1996, the Company entered into a Plan of Tax-Free Reorganization Under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement (the "Agreement") with Shoney's, Inc. to sell substantially all of the Company's assets to Shoney's, Inc. (the "Shoney's, Inc. Sale Transaction"). At the closing of the Shoney's, Inc. Sale Transaction, under the terms of the Agreement, Shoney's, Inc. will deliver to the Company 6,654,451 shares of Shoney's, Inc,. subject to certain adjustments as provided in the Agreement.
The Company will deliver to Shoney's, Inc. all of the issued and outstanding shares of capital stock of TPI Restaurants, Inc. ("Restaurants") and its wholly-owned subsidiaries, TPI Entertainment, Inc. and TPI Insurance Corporation. Additionally, the Company will transfer certain liabilities, all intercompany accounts and all cash and cash equivalents of the Company except for up to $14,850,000 in cash, of which $7,350,000 is designated to pay certain specified wind-up expenses. If the specified wind-up expenses are less than the designated $7,350,000, the Company is required to transfer the difference to Shoney's, Inc.; if the expenses are greater, the excess will be paid from the remaining $7,500,000 of cash. The $14,850,000 is subject to reduction under certain other circumstances. Under the Agreement, the amount of the $7,500,000 in retained cash may not exceed an amount which equals 10% of the value of the shares of Shoney's, Inc. common stock received by the Company. In the event that the Company is unable to retain all $7,500,000 as a result of this limitation, Shoney's, Inc. will issue additional shares of its common stock to the Company. Based on a recent price of $9.375 per share of Shoney's, Inc. common stock, the retained cash would be reduced by approximately $1,140,000 and approximately 118,000 shares of Shoney's, Inc. common stock will be issued. The exchange amounts will not be determined until immediately before closing.
To satisfy the requirements for a tax-free reorganization under the Internal Revenue Code of 1986, as amended (the "Code"), the portion of the $7,350,000 relating to wind-up expenses not accrued for federal income tax purposes at the closing of the Shoney's, Inc. Sale Transaction, when added to the $7,500,000
(or such lessor amounts as is permitted to be retained) in retained cash not designated to pay certain specified wind-up expenses, may not exceed an amount equal to 10% of the Company's net asset value on such date, the Company will not be able to retain such cash. In addition, an aggregate of up to approximately $659,000 is required to be set aside by the Company for the benefit of holders of stock options and warrants of the Company if such stock options and warrants are exercised prior to the complete liquidation of the Company, which will occur after the consummation of the Shoney's, Inc. Sale Transaction.

    At December 31, 1995, the Company recorded a provision of $17,000,000 to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's, Inc. At the end of the first and second quarters of 1996, the Company reduced this provision by $16,167,000 and $833,000, respectively, to reflect an increase in the Shoney's, Inc. stock price from March 15, 1996, the date the Agreement was signed. The valuation allowance was reflected as a reduction in the Company's recorded goodwill at December 31, 1995.

    The Agreement may be terminated by mutual consent of the Company and Shoney's, Inc. or by either party under certain circumstances, including if the closing does not occur prior to September 9, 1996. Management currently expects the closing of the transaction to occur on September 9, 1996. As a condition to closing of the Shoney's, Inc. Sale Transaction, the obligations of the Company under the Debentures must be assumed by Shoney's, Inc. and the Company released from all obligations thereunder. In addition, as a condition to closing, Shoney's, Inc. is required to repay in full all amounts owed under the Senior Debentures and the Company's credit facility (the "Credit Facility"). The Agreement is also subject to the absence of a material adverse change to the Company or Shoney's, Inc. Shoney's, Inc. received a commitment for its additional financing necessary to consummate the Shoney's, Inc. Sale Transaction in May, 1996. The Agreement provides for the payment by the Company of a break-up fee in the case of certain third party acquisition events or proposals.

    The Agreement requires the Company after closing to wind-down its operations and distribute, to the Company's shareholders, the shares of Shoney's, Inc. common stock received in the Shoney's, Inc. Sale Transaction and any remaining cash amount of the $7,500,000 retained (or such lesser amount as is permitted to be retained) after paying or making provision for its liabilities. Management anticipates that the majority of such distributions to the Company's shareholders will be made during 1996.


NOTE 4 - RESTAURANT CLOSINGS

    During the second quarter of 1996, the Company closed 10 of its Shoney's restaurants and one of its Captain D's restaurants. These underperforming restaurants were closed to reduce overhead and the impact of the projected cash flows. In connection with these closings, the Company recorded a provision of $4,657,000 to write-down the related assets of these restaurants to $5,050,000 which is their estimated fair value at July 14, 1996 and to record liabilities associated with the closing of these locations. These liabilities include the cost of future lease payments and other expenses. The Company reclassified the $5,050,000 discussed above from property, plant and equipment to assets held for sale on its balance sheet at July 14, 1996. The reserve for closed stores and the estimated fair value of the remaining assets of these stores includes management's best estimates. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the Company's estimates of these amounts will change in the near term.


NOTE 5 - RESTRUCTURING CHARGES

    The Company's reserve for restructuring was reduced by approximately $189,000 and $584,000 for the quarter and year-to-date, respectively, for expenditures related to restaurants closed in connection with the restructuring plan adopted by the Company as of the end of the fourth quarter of 1993 and by approximately $209,000 and $356,000 for the quarter and year-to-date, respectively, for expenditures related to the Company's restructuring of its divisional management and consolidation of the Company's corporate offices. The Company also reduced its allowance for restructuring by approximately $80,000 and $246,000 for the quarter and year to date, respectively, for the write off
of assets.   At July 14, 1996, the Company's reserve for restructuring of
$10,676,000 represents the amounts owed for lease and other expenses. The Company has classified $3,099,000 of the reserve for restructuring as a current liability at July 14, 1996. The Company's allowance for restructuring is $8,506,000 at July 14, 1996 and represents an amount recorded on its balance sheet for the write off of assets. The reserve for restructuring and allowance for restructuring includes management's best estimates of the remaining liabilities associated with its restructuring and the net realizable value of property. Due to uncertainties inherent in the estimation process, it is at least reasonably possible that the

Company's estimates of these amounts will change in the near term.


ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

    Continuing operations primarily include the results of Restaurants, whose revenues are derived from restaurant sales. The first quarterly reporting period consists of 16 weeks, the second, third and fourth quarters are 12 weeks each in 1996. The restaurant business is seasonal in nature with the second and third fiscal quarters (Spring and Summer) having higher weekly sales volume than the first and fourth quarters.


Results of Operations

Revenues

    Restaurant revenues are $66.4 million and $151.2 million for the twelve and twenty-eight week periods ended July 14, 1996, respectively. This represents a 1.3% decrease and a .2% increase, respectively, versus the same periods for 1995. The decrease in the second quarter was driven primarily by the decrease in the Company's Shoney's concept sales which were down 2.2% versus last year. The twenty-eight week period increase is primarily a result of a 1.5% increase in Captain D's concept sales.

    Comparable store sales had a decrease of .03% to $65.1 million and an increase of .08% to $146.3 million for the quarter and the twenty-eight weeks, respectively. The decrease is due to a decline in comparable store sales at the Shoney's concept of .67% for the quarter. The overall increase in comparable store sales was due to a comparable sales increase of of 2.0% year to date at the Captain D's concept.

    New restaurant operations are included in the comparable store sales computation after they have been operational for sixteen periods. New restaurant sales were $.4 million and $.9 million for the quarter and the year-to-date. The Company's operating results include 177 Shoney's and 67 Captain D's units operating at the end of the first twenty-eight weeks of 1996 compared to 188 Shoney's and 69 Captain D's operating at the end of the same period in 1995.


Cost and Expenses

    Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1996 and 1995 is shown below:


=======================================================================================================================
                                                              Twelve weeks ended            Twenty-eight weeks ended
=======================================================================================================================
                                                         July 14, 1996    July 9, 1995    July 14, 1996    July 9, 1995
- -----------------------------------------------------------------------------------------------------------------------
 Food, supplies and uniforms                                  36.4%           36.2%            36.5%            36.2%

 Restaurant labor and benefits                                31.9%           30.9%            32.2%            30.7%

 Restaurant depreciation and amortization                      4.1%            3.9%             4.2%             4.6%

 Other restaurant operating expenses                          19.0%           18.6%            19.2%            18.3%

 General and administrative                                    7.1%            7.8%             7.7%             7.7%
- -----------------------------------------------------------------------------------------------------------------------
                                                              98.5%           97.4%            99.8%            97.5%
=======================================================================================================================

    The Company's food costs as a percentage of revenues increased .2% for the quarter and .3% year-to-date due to price increases in several high volume commodities, primarily pork and produce, and the higher costs of various promotions which ran during the first and second quarters of 1996. Restaurant labor and benefits increased as a percentage of sales both for the quarter and year-to-date due to additional labor being added at the restaurant level to improve customer service. Restaurant depreciation and amortization was up .2% for the quarter and down
 .4% year-to-date. The decrease year-to-date is the result of the Shoney's South assets acquired by the Company in 1988 becoming fully depreciated in April of 1995. The increase for the quarter is related to increased depreciation related to one new store opening in 1995 and additional depreciation charges for capital expenditures in late 1995 and the first half of 1996. Other restaurant operating expenses increased as a percentage of revenues for the quarter and year-to-date primarily due to increases in utility costs, advertising and rent. Utility costs are up due to the severe weather conditions in several of the Company's markets during the first quarter of 1996 compared to the same time period in 1995. The increase in advertising costs is due to an increase in radio and television promotions for the first and second quarters of 1996 compared to the first and second quarters of 1995.
Advertising costs for the year are expected to remain comparable to the prior year for the quarter and year-to-date. Rent expense is up year to date in 1996 due largely to the rent associated with the Company's one new store opening during the second quarter of 1995.

    General and administrative expenses are down .7% for the quarter but consistent with the prior year for the year-to-date period. General and administrative costs were higher in the first quarter due to inefficiencies related to turnover in personnel due to the pending Shoney's, Inc. Sale Transaction and because the Company was in the process of transitioning its Memphis office to Palm Beach Gardens and was not fully staffed during the same time period of 1995. The decrease in general and administrative expenses during the second quarter largely related to savings associated with the consolidation of the Company's corporate headquarters and cost savings of approximately $150,000 in divisional costs. Divisional costs are down in the second quarter due to a realignment which led to a reduced head count.

    The provision for asset valuation was reduced by approximately $.8 million and $16.1 million at the end of the second and first quarter, respectively, to reflect the increase in the market price of the Shoney's, Inc. common stock to better reflect the estimated fair value of the consideration to be received by the Company in connection with the Shoney's, Inc. Sale Transaction. (See Note
3)

     The Company recorded a provision of $4.7 million for a closed unit reserve at the end of the second quarter to record the write-down of assets and accrue for costs associated with the restaurants closed during the second quarter of 1996. (See Note 4)

     Other costs are up for the quarter and year-to-date as a result of approximately $4.7 million of costs and expenses incurred to date in connection with the Shoney's, Inc. Sale Transaction.


Other Income and Expenses

    Other income and expenses for the second quarter of 1996 and year-to-date are comparable to 1995. Interest income is up due to interest earned on the Maxcell litigation settlement proceeds. The increase in interest income is offset, however, by an increase in interest expense resulting from the increased borrowings on the Credit Facility.


Liquidity and Capital Resources

    The Company has a working capital deficit of $30.9 million at July 14, 1996 compared to a working capital deficit at December 31, 1995 of $23.1 million. The $7.8 million, or 33% increase in the working capital deficit is primarily due to additional borrowings of $1.0 million on the Credit Facility, a decrease of $1.7 million in the Company's current deferred income taxes, a decrease of $3.6 million in the Company's inventory levels, an increase in accrued expenses of $4.6 million and a decrease of $2.2 million in accounts payable. The Company's additional borrowings were required as a result of decreased operating performance and cash outlays of approximately $1.6 million related to the approximately $4.8 million of costs and expenses incurred during 1996 as a result of the pending Shoney's, Inc. Sale Transaction. Inventory was reduced as a result of an effort by management to reduce carrying costs. Accrued expenses are up year-to-date as a result of the provisions recorded for the stores closed in 1996 and the costs related to the Shoney's, Inc. Sale Transaction. The reduction in accounts payable relates to the decrease in spending by the Company for inventory.

    Approximately 88% of the Company's restaurant sales are for cash and the remainder are for credit card receivables which are generally collected within 3 days. Since the Company's payables are paid over a longer period of time, it is not unusual for the Company, like many others in the restaurant industry, to operate with a working capital deficit. However, as a result of the near term maturity of the Credit Facility, which has caused the indebtedness thereunder to be classified as a current liability, the working capital deficit as of July 14, 1996 is significantly higher than in prior years and if the Shoney's, Inc. Sale Transaction is not consummated, the facility should be replaced with long-term financing. (See "Financing Activities" below)


Operating Activities

    Net cash provided by operating activities increased by $14.2 million. This increase is largely attributable to the receipt during the first quarter of the Maxcell litigation proceeds of $30.0 million less the payout of approximately $13.7 million of costs associated with the settlement. Other changes include those discussed above in connection with the increase in the Company's working capital deficit.


Investing Activities

    Net cash used in investing activities decreased $2.7 million. The decrease in cash used is the result of a decrease in capital expenditures during the first and second quarters of 1996 compared to the first and second quarters of 1995. Capital expenditures for 1996 largely relate to maintenance for Shoney's and Captain D's restaurants and miscellaneous equipment additions. The Company has not opened any new stores in 1996 and has only spent approximately $100,000 for remodels. The Company plans to hold capital expenditures to a minimum due to the pending Shoney's, Inc. Sale Transaction.

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


Financing Activities

    Net cash provided by financing activities was $77,000 for the first half of 1996 compared to the use of $9.1 million in the first half of 1995. During the first half of 1996, the Company borrowed an additional $1.0 million on the Credit Facility. These borrowings were necessary due a reduction in cash provided by operations. Cash provided by operations was down due to decreased operating performance and cash outlays of approximately $1.6 million related to approximately $4.8 million of costs and expenses the incurred as a result of the pending Shoney's, Inc. Sale Transaction.

    The Credit Facility was amended as of August 23, 1996. The amendment extended the Credit Facility's expiration date from August 30, 1996 to the earliest of September 16, 1996, the date on which the Shoney's, Inc. Sale Transaction is consummated or the date on which the Agreement is terminated. The amendment also revised the interest coverage ratio and consolidated tangible net worth covenants for the second quarter of 1996 and certain terms that the Company would have been required to meet. The amendment also allowed the Company to exclude the effects of the provision for store closings in 1996. (See Note 4) At July 14, 1996, $22.4 million was outstanding on the Credit Facility and letters of credit in the amount of $10.6 million were outstanding, resulting in a remaining balance available to borrow of $7.0 million.

    In the event the Agreement is terminated, or on September 16, 1996 if the Shoney's, Inc. Sale Transaction is not theretofore consummated, the Company's Credit Facility will terminate and all amounts outstanding thereunder become due unless the Company can renegotiate the Credit Facility. Management believes that if it has sufficient time to negotiate with its banks, it will likely be able to obtain an extension with respect to some or all of the amounts due or obtain alternative sources of financing. However, there can be no assurance that management will have sufficient time to negotiate or that a renegotiation can be accomplished or that the terms of the extended Credit Facility or alternative sources will be as favorable as those currently in place. In addition, management's opinion is a forward-looking statement; a number of factors could cause management's view to be incorrect including a return to a declining trend in same store sales, increased cost pressures, changes in external or internal conditions which make finding timely sources of cost effective capital impossible, and termination of the Shoney's Inc. Sale Transaction. In the event the Shoney's, Inc. Sale Transaction is consummated, the Company will liquidate and distribute its assets, consisting of shares of Shoney's, Inc. common stock received in the Shoney's, Inc. Sale Transaction and any remaining amount of the $7,500,000 in retained cash, after paying or making adequate provision for liabilities.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


Reading Company and James J. Cotter v. TPI Enterprises, Inc.

    On March 7, 1995, a civil action captioned Reading Company and James J. Cotter v. TPI Enterprises, Inc. 95 Civ. 1579 (DLC) was filed in the United States District for the Southern District of New York. The plaintiffs alleged inter alia breach of contract in connection with the sale in April 1991, to a subsidiary of American Multi-Cinema, Inc. of TPI Entertainment, Inc.'s interest in Exhibition Enterprises Partnership. On July 5, 1996, the Company and plaintiffs entered into a settlement of this matter pursuant to which the Company paid to the plaintiffs an aggregate of $1,250,000 and received a full general release. The parties filed with the Court a stipulation of dismissal and on July 10, 1996, the Court issued an order dismissing the action with prejudice. The Company recorded an additional provision of $800,000 during the second quarter as a result of this settlement.


Porpoise Asset Management and Lawrence Capital Management, Inc. v. J. Gary Sharp, et al.; Brock Weiner v. TPI Enterprises, Inc., et al. and Crandon Capital Partners, et al. v. TPI Enterprises, Inc., et al.

    During 1995, three shareholder suits were filed against the Company and its Board of Directors. The plaintiffs allege, among other things, that the Company's shareholders will receive inadequate consideration in the proposed Shoney's, Inc. Sale Transaction, that the proposed transaction is the result of unfair dealing and economic coercion and that the Directors have breached their fiduciary duties to the Company's shareholders to maximize shareholder value. The plaintiffs seek class action status and to enjoin the proposed transaction and recover damages. The Company signed a letter of understanding dated March 15, 1996 for the settlement of these three lawsuits. This letter of understanding followed the execution on March 15, 1996 of the Agreement. The settlement would entail the payment of up to $250,000 in legal fees and expenses and the consolidation and settlement of the three lawsuits and is subject to several conditions, including Court approval of the settlement and the closing of the Shoney's, Inc. Sale Transaction. On August 8, 1996, the Court issued an order scheduling a hearing on the settlement for October 29, 1996. Notice of the hearing has been mailed to all members of the class. The class action settlement will not require any additional payments to be made to the plaintiffs. The Company recorded a liability at December 31, 1995 for $250,000.


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

    On June 27, 1996, the Company entered into a settlement with Marlin. The settlement provides for the payment to Marlin of an aggregate of $1,150,000 in cash in settlement of the civil action brought by Marlin against Restaurants. Under the terms of the settlement agreement, Marlin shall be obligated to use the settlement proceeds to fulfill its obligations with all subcontractors hired by Marlin to perform work under Marlin's maintenance service agreement with Restaurants, and Marlin shall be entitled to the excess, if any, after all of the subcontractors have been paid. No payment shall be made to any subcontractor unless the subcontractor fully releases Restaurants from any liability and releases all liens, if any, filed against Restaurants. As part of the settlement, mutual releases have been exchanged among the parties and the two civil actions will be dismissed. Based on the terms of the settlement, the Company currently estimates that it will spend an aggregate of $1,500,000 to settle this action.

The Company recorded an additional provision of $400,000 during the second quarter as a result of this settlement.

    In the Agreement, Shoney's and the Company agreed to provide for a cap in the amount of repair and maintenance exposure to be assumed by Shoney's, Inc. based on historical repair and maintenance expenses, with the remainder to be offset against the $7,350,000 allocated to the Company in the Agreement to pay certain specified wind-up expenses. The Company currently estimates that approximately $1,835,000, which includes the $1,500,000 of settlement costs above, will be offset against the $7,350,000.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    (a) The Annual Meeting of Shareholders of the Company was held on June 14, 1996.

    (b) Election of Directors. All nominees for director were elected pursuant to the following vote:

            Name of Nominee                                 Votes in Favor                    Withheld
            ---------------                                 --------------                    --------
            J. Gary Sharp                                   17,755,881                        188,349
            Frederick W. Burford                            17,755,919                        188,311
            Osvaldo Cisneros                                17,755,619                        188,611
            Paul James Siu                                  17,755,619                        188,611
            Edwin B. Spievack                               17,755,919                        188,311
            Thomas M. Taylor                                17,755,919                        188,311
            Lawrence W. Levy                                17,755,719                        188,511
            John L. Marion, Jr.                             17,759,919                        188,311
            Douglas K. Bratton                              17,755,613                        188,611

    (c) Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the Company's fiscal year ending December 29, 1996: 17,859,230 votes in favor; 49,958 votes against and 34,952 shares abstained from voting.

    (d)     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)     Exhibits:

        10.1 Amendment No. 3, dated as of August 23, 1996 to the Second and Amended and Restated Credit Agreement, dated as of January 31, 1995, by and among TPI Restaurants, Inc. , and banks party thereto, The Bank of New York, as administrative Agent, and NationsBank of North Carolina, N.A., a as Collateral Agent, as amended by Amendment No. 1, dated as of February 29, 1996 and Amendment No. 2, dated as of May 21.

        10.2     Amendment No. 3 to Plan of Tax-Free Reorganization under
                 Section 368 (a) (1) (c ) of the Internal Revenue Code and Agreement

        27 -     Financial Data Schedule (for SEC use only)

    (b)     Reports on Form 8-K:

                 Registrant filed a current report on Form 8-K dated May 29, 1996 reporting Item 5 - Other Events, acurrent report on Form 8-K dated June 18, 1996 reporting Item 5-Other Events and a current report on Form 8-K dated July 5, 1996 reporting Item 5-Other Events.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 TPI Enterprises, Inc.
                                                     (Registrant)

 Date: August 28, 1996                  /s/   J. Gary Sharp
                                      -----------------------------------------
                                                     J. Gary Sharp
                                          President & Chief Executive Officer


 Date: August 28, 1996                  /s/   Frederick W. Burford
                                      -----------------------------------------
                                                 Frederick W. Burford
                                        Executive Vice President, Secretary and
                                                Chief Financial Officer