Form 10-Q/A
period 1996-07-14
TPI ENTERPRISES INC
filed 1996-09-03
CIK 96919

================================================================================
- --------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q/A

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

PART II - OTHER INFORMATION


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


                                                 TPI Enterprises, Inc.
                                                     (Registrant)

 Date: August 30, 1996                  /s/   J. Gary Sharp
                                      -----------------------------------------
                                                     J. Gary Sharp
                                          President & Chief Executive Officer


 Date: August 30, 1996                  /s/   Frederick W. Burford
                                      -----------------------------------------
                                                 Frederick W. Burford
                                        Executive Vice President, Secretary and
                                                Chief Financial Officer