Form 10-Q
period 1996-10-06
TPI ENTERPRISES INC
filed 1996-11-20
CIK 96919

================================================================================


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


For the quarterly period ended October 6, 1996     Commission file number 0-7961

                             TPI ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


             NEW JERSEY                               22-1899681
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)

           P.O. BOX 382460
        GERMANTOWN, TENNESSEE                         38138-2460
(Address of principal executive office)               (Zip Code)


     Registrant's telephone number, including area code:  (901) 752-3889

      Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

                   Common Shares, Par Value $.01 per Share
                   ---------------------------------------
                              (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for he past 90 days.
Yes  X   No
    ---     ---

     The number of shares outstanding of the registrant's common stock is 20,664,512 as of November 15, 1996.


================================================================================

PART I - FINANCIAL INFORMATION


Companies for which information is furnished:

   TPI Enterprises, Inc.
   Telecom Plus Shared Tenants Services, Inc.
   Maxcell Telecom Plus, Inc.
   TPI Restaurants, Inc.(1)
   Insurex Agency, Inc. (1)(2)
   Insurex Benefit Administrators, Inc. (1)(2)
   TPI Entertainment, Inc. (1)
   TPI West Palm, Inc. (1)
   TPI Commissary, Inc.(1) (2)
   TPI Transportation, Inc.(1) (2)
   TPI Insurance Corporation (1)

(1) Subsidiaries were sold to Shoney's Inc. in a transaction consummated on September 9, 1996. See Note 2 to Notes to Consolidated Financial
Statements.


(2) Wholly-owned subsidiaries of TPI Restaurants, Inc.

ITEM 1.  FINANCIAL STATEMENTS

                          TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (LIQUIDATION BASIS)

                                                                                 October 6,
                                                                                    1996
                                                                           (Dollars in Thousands)
ASSETS
  Cash and cash equivalents                                                       $  2,101
  Investments                                                                        5,000
                                                                                  --------
      Total Assets                                                                   7,101

LIABILITIES

  Reserve for estimated costs during the period of liquidation                       1,230
  Accrued expenses                                                                     983
  Accrued costs of litigation settlement                                               250
                                                                                  --------
      Total liabilities                                                              2,463
                                                                                  --------
NET ASSETS IN LIQUIDATION                                                         $  4,638
                                                                                  ========
See notes to consolidated financial statements.

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1995
                            (GOING CONCERN BASIS)

                                                                                                   December 31,
                                                                                                       1995
                                                                                               (Dollars in Thousands)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                         $     8,744
  Accounts receivable-trade (net of allowance for doubtful accounts of $125 in 1995)                      1,248
  Litigation settlement receivable                                                                       30,000
  Inventories                                                                                            13,020
  Deferred tax benefit                                                                                    5,728
  Other current assets                                                                                    3,237
                                                                                                    -----------
      Total current assets                                                                               61,977

PROPERTY AND EQUIPMENT (AT COST)                                                                        236,969
  Less accumulated depreciation and amortization                                                         79,637
  Less allowance for restructuring                                                                        8,752
                                                                                                    -----------
       property and equipment, net                                                                      148,580

OTHER ASSETS:
  Goodwill (net of accumulated amortization of $9,431 in 1995)                                           36,396
  Less valuation allowance                                                                               17,000
                                                                                                    -----------
       Total other assets                                                                                19,396

OTHER INTANGIBLE ASSETS (NET OF ACCUMULATED DEPRECIATION OF $6,504 IN 1995)                              18,298

OTHER                                                                                                       625
                                                                                                    -----------
TOTAL ASSETS                                                                                        $   248,876
                                                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Current liabilities:
   Current portion of long-term debt                                                                $    24,231
   Accounts payable-trade                                                                                16,052
   Accrued expenses and other current liabilities                                                        30,604
   Accrued costs of litigation settlement                                                                13,537
   Income taxes currently payable                                                                           618
                                                                                                    -----------
         Total current liabilities                                                                       85,042
   Long-term debt                                                                                        81,628
   Reserve for restructuring                                                                              8,162
   Deferred income taxes                                                                                  5,537
   Other liabilities                                                                                      1,641
                                                                                                    -----------
         Total liabilities                                                                              182,010

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1995 (CONTINUED)
                            (GOING CONCERN BASIS)

                                                                                                DECEMBER 31,
                                                                                                    1995
                                                                                           (DOLLARS IN THOUSANDS)
SHAREHOLDERS' EQUITY:
 Preferred shares - no par value 20,000,000 shares authorized; none issued and outstanding
 Common shares - $.01 par value - 100,000,000 shares authorized;
  issued - 33,402,553 shares in 1995                                                             $      334
 Additional paid-in capital                                                                         226,454
 Deficit                                                                                            (90,157)
                                                                                                 ----------
     Total                                                                                          136,631
 Less treasury stock, at cost, 12,805,266 common shares                                              69,765
                                                                                                 ----------
     Total shareholders' equity                                                                      66,866
                                                                                                 ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $  248,876
                                                                                                 ==========

See notes to consolidated financial statements.

                    TPI ENTERPRISES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND CHANGES IN NET ASSETS IN
                                  LIQUIDATION

                                                                            (Dollars in Thousands)
                                                  --------------------------------------------------------------------------
                                                           Twelve Weeks Ended                    Forty Weeks Ended
                                                  ------------------------------------  ------------------------------------
                                                      October 6,         October 1,         October 6,         October 1,
                                                         1996               1995               1996               1995
                                                     (Liquidation      (Going Concern      (Liquidation      (Going Concern
                                                        Basis)             Basis)             Basis)             Basis)
RESTAURANT REVENUES                                    $   43,929         $   65,492         $  195,219         $  216,477

COSTS AND EXPENSES:
  Food, supplies, and uniforms                             15,867             23,933             71,020             78,656
  Restaurant labor and benefits                            13,120             21,256             61,761             67,589
  Restaurant depreciation and amortization                  1,775              2,553              8,076              9,472
  Other restaurant operating expenses                       9,822             13,866             38,851             41,474
  General and administrative expenses                       4,768              5,516             16,464             17,193
  Provision for asset valuation                                                                 (17,000)
  Closed unit reserve                                         152                                 4,809
  Restructuring                                               101             (3,049)               (69)            (3,049)
  Other                                                       (25)                 3              7,088                576
                                                       ----------         ----------         ----------         ----------
      Total costs and expenses                             45,580             64,078            191,000            211,911
                                                       ----------         ----------         ----------         ----------

OPERATING INCOME                                           (1,651)             1,414              4,219              4,566

OTHER INCOME AND EXPENSES:
  Interest income                                            (154)               (38)              (661)              (212)
  Interest expense                                          1,645              2,399              7,596              7,989
  Gain on Sale                                             (7,124)                               (7,124)
                                                       ----------         -----------        ----------         -----------

      Total other income and expenses                      (5,633)             2,361               (189)             7,777
                                                       ----------         ----------         ----------         ----------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                          3,982               (947)             4,408             (3,211)

PROVISION FOR INCOME TAXES                                     -                  -                  -                  -
                                                       -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                           3,982         $     (947)             4,408         $   (3,211)
                                                                          ==========                            ==========
Net loss per common share                                                 $    (0.05)                           $    (0.16)
                                                                          ==========                            ==========
Weighted average number of common
  and common equivalent shares outstanding                                    20,467                                20,436
                                                                          ==========                            ==========
NET ASSETS, BEGINNING OF PERIOD (1)                        67,401                                66,866

ADJUSTMENT TO LIQUIDATION BASIS                            (1,250)                               (1,250)

OTHER                                                          66                                   175

CHANGES IN NET ASSETS IN LIQUIDATION
  ATTRIBUTED TO DISTRIBUTION OF
  SHONEY'S, INC. STOCK TO SHAREHOLDERS
  OF RECORD                                               (65,561)                              (65,561)
                                                       ----------                            ----------

NET ASSETS, END OF PERIOD                              $    4,638                            $    4,638
                                                       ==========                            ==========

(1) Net assets, beginning of period represent net equity as of July 14, 1996 and December 31, 1995, respectively.


See notes to consolidated financial statements.

                   TPI ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                  (Dollars in Thousands)
                                                                                              ------------------------------
                                                                                                    Forty Weeks Ended
                                                                                                        October 1,
                                                                                                          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                             $    (3,211)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization                                                                            13,392
  Gain on disposal of property and equipment                                                                 (314)
  Changes in assets and liabilities:
    Accounts receivable-trade                                                                                (396)
    Inventories                                                                                              (689)
    Other current assets                                                                                     (612)
    Other assets                                                                                             (620)
    Accounts payable-trade                                                                                   (825)
    Accrued expenses and other current liabilities                                                          2,854
    Income taxes currently payable                                                                            (73)
    Reserve for restructuring                                                                              (6,779)
    Other liabilities                                                                                        (401)
                                                                                                      -----------
       Net cash provided by operating activities                                                            2,326

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                                                                     (5,729)
 Disposition of property and equipment                                                                      2,222
                                                                                                      -----------
Net cash used in investing activities                                                                      (3,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments on credit facilities                                                                         (8,600)
 Other long-term debt payments                                                                             (1,551)
 Common shares issued                                                                                         250
                                                                                                      -----------
Net cash used in financing activities                                                                      (9,901)
                                                                                                      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                 (11,082)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             17,228
                                                                                                      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                              $     6,146
                                                                                                      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Non-cash transactions:
  Capitalized lease obligations entered into                                                          $       365
 Cash payments (refunds) during the quarter for:
  Interest                                                                                                  7,818
  Income taxes refunded                                                                                       (80)
  Income taxes paid                                                                                           172


See notes to consolidated financial statements.

                     TPI ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - Pursuant to the terms of the Plan of Tax-Free Reorganization under Section 368(a)(1)(c) of the Internal Revenue Code and Agreement, dated March 15, 1996, as amended, by and among TPI Enterprises, Inc. (the "Company"), Shoney's, Inc. ("Shoney's") and TPI Restaurants Acquisition Corporation, a wholly-owned subsidiary of Shoney's (the "Agreement"), the Company completed the sale of substantially all of the Company's assets to Shoney's (the "Transaction") on September 9, 1996. In connection with the Transaction, the Company's Board of Directors approved a Plan of Complete Liquidation as required by the Agreement. Under the Plan of Complete Liquidation, the Company is required to wind-down its operations and distribute its assets after paying or making provision for its liabilities. On October 1, 1996, the Company distributed 6,785,114 shares of Shoney's common stock, $1.00 par value ("Shoney's Common Stock"), representing the total number of shares of Shoney's Common Stock received pursuant to the Transaction, to its shareholders of record as of September 24, 1996.

    As a result of the Transaction, the Company adopted the liquidation basis of accounting for all periods subsequent to September 9, 1996. Under the liquidation basis of accounting, assets are stated at their estimated realizable value and liabilities, including a provision for the estimated costs of liquidation, are stated at their anticipated settlement amounts. The valuations of assets and liabilities are based on management estimates and assumptions as of the date of the financial statements; actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated.

    CONSOLIDATION - The consolidated statement of net assets in liquidation as of October 6, 1996, the consolidated statements of loss and changes in net assets for the periods ended October 6, 1996 and October 1, 1995, and the consolidated statement of cash flows for the period ended October 1, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position at October 6, 1996, the consolidated results of operations for the periods ended September 8, 1996 and October 1, 1995, the consolidated change in net assets in liquidation for the period ended October 6, 1996, and the consolidated statement of cash flows for the period ended October 1, 1995, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 31, 1995.

    NET INCOME (LOSS) PER COMMON SHARE - As explained above in "Basis of Presentation", effective September 9, 1996, the Company adopted the liquidation basis of accounting, which reports an excess of assets over liabilities. Accordingly, the presentation of per common share information on a liquidation basis is not considered meaningful and has been omitted.

    Income (loss) per common share data for the twelve and forty weeks ended October 1, 1995 have been computed as those periods are reported on the going concern basis of accounting. As the Company's options, warrants, and convertible debentures have an antidilutive effect during these periods, earnings per share amounts are computed by dividing net income by the weighted average number of common shares outstanding during the periods.

    INVESTMENT - The Company's $5,000,000 investment at October 6, 1996 represents U.S. Treasury bills due December 12, 1996. At October 6, 1996, cost approximates net realizable value.


2.  SHONEY'S, INC. TRANSACTION

    GENERAL - On September 9, 1996, the Company consummated the sale of substantially all of its assets to Shoney's pursuant to the terms of the Agreement.

    CONSIDERATION - In exchange for substantially all of the assets of the Company, including the shares of capital stock of TPI Restaurants, Inc. ("TPIR"), TPI Entertainment, Inc., and TPI Insurance Corporation, at the closing of the Transaction (the "Closing"), the Company received from Shoney's an aggregate of 6,785,114 shares of Shoney's Common Stock and was permitted to retain approximately $4,650,000 in cash, plus certain additional cash to pay the Company's remaining Specified Wind-up Expenses (as defined in the Agreement). As noted under the caption "Initial Distribution" below, on October 1, 1996, the 6,785,114 shares of Shoney's Common Stock were distributed to the Company's shareholders of record as of September 24, 1996.

    The Agreement entitled the Company to retain up to $7,500,000 in cash ("Retained Cash") and up to $7,350,000 to pay Specified Wind-up Expenses, in each case subject to certain adjustments. Approximately $1,150,000 in Retained Cash was exchanged for additional shares of Shoney's Common Stock pursuant to the Agreement, thereby reducing the amount of Retained Cash to approximately $6,350,000. Specified Wind-up Expenses are currently estimated to be approximately $1,700,000 in excess of the $7,350,000 allotment. Such excess included a payment of approximately $1,300,000 to Shoney's at the Closing in settlement of certain liabilities or contingent liabilities which exceeded the liabilities agreed to be retained by Shoney's in the Agreement. The $1,300,000 payment included approximately $550,000 for Excess Repair and Maintenance Expenses (as defined in the Agreement). As a result, Retained Cash is approximately $4,650,000, or $0.205 per share of the Company's Common Stock.

    The $4,650,000 in Retained Cash assumes that no liabilities of the Company, other than those presently known, arise prior to its dissolution. Of the $4,650,000 in Retained Cash, a maximum of approximately $400,000 will be required to be retained by the Company for the benefit of holders of the stock options of the Company which were assumed by Shoney's in the Transaction ("Shoney's Options"), until such time as such options are exercised, are terminated, or expire. Under the Company's Plan of Complete Liquidation, if Shoney's Options are not exercised prior to the final liquidating distribution record date, such cash, after providing for the expenses of the distribution thereof, will be distributed to the Company's shareholders. The final liquidating distribution record date will occur no earlier than December 31, 1998.

    INITIAL DISTRIBUTION - On October 1, 1996, the Board of Directors of the Company (the "Company's Board") made an initial distribution to its shareholders of all of the shares of Shoney's Common Stock received by the Company in the Transaction (the "Initial Distribution") to holders of record of the Company's Common Stock on September 24, 1996.

    RESIGNATION OF OFFICERS AND BOARD MEMBERS - Effective as of September 9, 1996, all of the officers of the Company resigned, except for Frederick W. Burford, who was elected as the Company's President, Chief Financial Officer and Secretary, and Paul J. Siu, who was elected as Assistant Secretary. Effective as of October 10, 1996, all of the members of the Company's Board resigned, except for Mr. Burford and Mr. Siu.

    PLAN OF DISSOLUTION - The Company's Board intends to dissolve the Company's in accordance with the provisions of the New Jersey Business Corporation Act (the "NJBCA") by obtaining tax clearance and by causing a certificate of dissolution to be filed in the office of the Secretary of State of the State of New Jersey. The application for tax clearance was filed on October 20, 1996. It is currently anticipated that this process will be completed by the end of 1996, although there can be no assurance that the State of New Jersey will not take longer to dissolve the Company.

    SUBSEQUENT DISTRIBUTIONS - Pursuant to the NJBCA, promptly after the Company has been dissolved, it will give notice requiring all creditors of the Company to present their claims in writing. Such notice will also be published in newspapers of general circulation as provided in the NJBCA. This notice is required by the NJBCA to be published three times, once a week for three consecutive weeks, in a newspaper of general circulation in the county in which the registered office of the corporation is located and shall state that all persons who are creditors of the corporation shall present written proof of their claims to the corporation at a place and on or before a date named in the notice, which date shall not be less than six months after the date of the first publication. On or before the date of the first publication of the notice, the corporation shall mail a copy of the notice to each known creditor of the corporation. Generally, any creditor who does not file a claim as provided in the notice, and all those claiming through and under such creditor, would be forever barred from suing on such claim or otherwise realizing upon or enforcing it.

    The Company's Board does not currently intend to make any cash distributions to its shareholders until such time as the period for creditors of the Company to present written proof of their claims shall have expired. At such time, the Company's Board intends to review the assets and liabilities of the Company and consider the effect of all then known or anticipated liabilities and, after paying or making provision for all then known or anticipated liabilities, it intends to declare a distribution consisting of all of the then remaining cash other than the cash required to be retained for holders of Shoney's Options. It is expected that such distribution will occur by the middle of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As a result of the sale of the majority of the Company's assets (Note 2) and the Company's Board's approval to adopt a Plan of Complete Liquidation, the financial statements have been prepared on a liquidation basis of accounting. Accordingly, assets have been valued at their estimated net realizable value and liabilities include estimated costs to carry out the Plan of Complete Liquidation. The net adjustment required during the quarter to convert from a going concern (historical basis) to a liquidation basis of accounting was a decrease in net assets of $1.25 million. This amount represents the Company's estimate of the costs to carry out the Plan of Complete Liquidation.

RESULTS OF OPERATIONS

Prior to the Transaction, the Company's results of operations for the eight week period from July 15, 1996 to September 8, 1996 are presented in the accompanying financial statements. Since operations for the current year only include eight and thirty-six weeks of actual operations, prior to the Transaction, versus the twelve and forty weeks as included in the prior periods, the results of operations are not comparable. Therefore, a comparison of material changes in results of operations is not applicable.

SIGNIFICANT OR UNUSUAL ITEMS

The Company's results of operations for the twelve week period ended October 6, 1996 includes a gain on the Transaction of approximately $7.1 million. This gain reflects the excess of the net proceeds and assumption of debt by Shoney's
in excess of the Company's basis in the assets sold.   See Note 2 to the
Consolidated Financial Statements.

Other costs for the eight and thirty-six weeks ended September 8, 1996 included on the Consolidated Statements of Income (Loss) and Changes in Net Assets in Liquidation (the "Statement") includes approximately $.5 million and $5.3 million, respectively, of costs incurred in connection with the Transaction.

The adjustment to liquidation basis of accounting of $1.25 million included in the Statement reflects management's estimate of the costs to carry out its Plan of Complete Liquidation. In the event that any of these amounts are not required to liquidate the Company, excess cash will be distributed to the Company's shareholders in a final distribution (Note 2).

LIQUIDITY AND CAPITAL RESOURCES

The Company has no available short-term or long-term facilities. The Company believes that its present cash and cash equivalents, short-term investments, and earnings on such investments will allow it to implement its Plan of Complete Liquidation. The Company made its initial distribution under its Plan of Complete Liquidation on October 1, 1996 by distributing all of the Shoney's Common Stock received in the Transaction to its shareholders of record at September 24, 1996. As of October 6, 1996, the Company has approximately $4.6 million in assets in excess of its liabilities. The Company does not currently intend to make any cash distributions to its shareholders until such time as the period for creditors of the Company to present written proof of their claims, if any, shall have expired. At such time, the Company's Board intends to review the assets and liabilities of the Company and consider the effect of all then known or anticipated liabilities and, after paying or making provision for all then known or anticipated liabilities, it intends to declare a distribution consisting of all of the then remaining cash other than the cash required to be retained for holders of Shoney's Options. It is expected that such distribution will occur by the middle of 1997.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Porpoise Asset Management and Lawrence Capital Management, Inc. v. J. Gary
    Sharp, et al.; Brock Weiner v. TPI Enterprises, Inc., et al. and Crandon Capital Partners, et al. v. TPI Enterprises, Inc., et al.

    During 1995, three shareholder lawsuits were filed against the Company and its Board of Directors. The Plaintiffs alleged, among other things, that the Company's shareholders will receive inadequate consideration in the proposed Transaction, that the Transaction is the result of unfair dealing and economic coercion and that the Directors have breached their fiduciary duties to the Company's shareholders to maximize shareholder value. The plaintiffs sought class action status and to enjoin the proposed transaction and recover damages. The Company signed a letter of understanding dated March 15, 1996 for settlement of these three lawsuits, which was subject to several conditions, including Court approval of the settlement and the closing of the Transaction. On August 8, 1996, the Court issued an order scheduling a hearing on the settlement for October 29, 1996. On October 29, 1996, the Court issued an Order and Final Judgment consolidating the three lawsuits, certifying the class and approving the settlement. The settlement required the payment by the Company of $250,000 which is expected to be paid by the end of 1996. The Company recorded a liability for $250,000 at December 31, 1996.

TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a
    Marlin Services and the Aetna Casualty and Surety Company and Marlin Electric, Inc. v. TPI Restaurants, Inc. and Related Matters

    On March 7, 1996, the Company filed a civil action in the Circuit Court of Palm Beach County; captioned TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a Marlin Services, Inc. ("Marlin") and The Aetna Casualty and Surety Company. The Company contended, among other things, that Marlin breached terms of a maintenance service agreement that TPIR had entered into with Marlin by failing to perform timely maintenance as required by the agreement, overcharging for parts and materials, improperly billing for labor and improperly charging for overhead. On March 7, 1996, Marlin filed a separate action in the U.S. District Court of Virginia against TPIR alleging among other things that TPIR breached its contract with Marlin by failing to pay amounts owed under the contract. Marlin claimed damages in excess of $2.2 million through March 1996.

    On June 27, 1996, the Company entered into a settlement with Marlin. The settlement provides for the payment to Marlin of an aggregate of $1,150,000 in cash in settlement of the civil action brought by Marlin against Restaurants. Under the terms of the settlement agreement, Marlin shall be obligated to use settlement proceeds to fulfill its obligations with all subcontractors hired by Marlin to perform work under Marlin's maintenance service agreement with Restaurants, and Marlin shall be entitled to the excess, if any, after all of the subcontractors have been paid. No payment shall be made to any subcontractor unless the subcontractor fully releases Restaurants from any liability and releases all liens, if any, filed against Restaurants. As part of the settlement, mutual releases have been exchanged among the parties and the two civil actions will be dismissed. Based on the terms of the settlement, the Company currently estimates that it will spend an aggregate of $1,500,000 to settle this action, including related legal costs. As of October 6, 1996, approximately $599,000 of the $1,150,000 has been paid related to this settlement.

Other Proceedings

    To the Company's knowledge, the Company and its subsidiaries are not party to any other outstanding lawsuits.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

    27 - Financial Data Schedule (for SEC use only)

    (b)  Reports on Form 8-K:

    Registrant filed a current report on Form 8-K dated September 9, 1996 reporting Item 2 - Acquisition or Disposition of Assets.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                TPI ENTERPRISES, INC.
                                    (Registrant)


Date:  November 20, 1996        By:  /s/  Frederick W. Burford
                                   ------------------------------------------
                                          Frederick W. Burford
                                          President, Chief Financial Officer
                                          and Secretary