Form 10-K
period 1996-12-29
TPI ENTERPRISES INC
filed 1997-03-31
CIK 96919

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 29, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 0-7961

                             TPI ENTERPRISES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 NEW JERSEY                                       22-1899681
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)

 P.O. BOX 382460
 GERMANTOWN, TN                                   38138-2460
 (Address of principal executive offices)         (Zip Code)

                                 (901) 752-3882
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES   X              NO
                                        -----               -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. YES        NO   X
                                                 -----      -----
 The aggregate market value of the voting stock held by non-affiliates of the Registrant is $2,587,000 as of March 20, 1997.

 There are 20,664,512 shares outstanding of the Registrant's common stock at March 20, 1997.

DOCUMENTS INCORPORATED BY REFERENCE        (None)

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I
Item 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 3.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . . .   3


PART II
Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            SHAREHOLDER MATTERS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 6.   SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF  OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . . . . . . .  11
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36


PART III
Item 10. EXECUTIVE OFFICERS OF THE REGISTRAN  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
Item 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . .  38
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . .  39


PART IV
Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . .  40


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  S1
EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


PART I

ITEM 1.  BUSINESS

GENERAL

TPI Enterprises, Inc. (the "Company") is a New Jersey corporation, incorporated in 1970. Its principal executive offices are located at P.O.Box 382460, Germantown, Tennessee 38138, telephone (901) 752-3882.

SHONEY'S INC. TRANSACTION

Pursuant to the terms of the Plan of Tax-Free Reorganization Under Section 368(a)(1)(c) of the Internal Revenue Code and Agreement, dated March 15, 1996, as amended, by and among the Company, Shoney's, Inc. ("Shoney's") and TPI Restaurants Acquisition Corporation, a wholly-owned subsidiary of Shoney's (the "Agreement"), the Company completed the sale of substantially all of the Company's assets to Shoney's (the "Transaction") on September 9, 1996. In connection with the Transaction, the Company's Board of Directors approved a Plan of Complete Liquidation as required by the Agreement. See Notes 1 and 2 to the Consolidated Financial Statements. The Company is not conducting any business other than with respect to the winding-down of its operations in connection with its dissolution and liquidation.

PRIOR TO THE SALE

Prior to the sale of substantially of all the Company's assets to Shoney's, the Company, through TPI Restaurants, Inc. ("Restaurants"), was one of the largest restaurant franchisees in the United States. As of September 8, 1996, Restaurants owned and operated 255 restaurants, including 188 Shoney's and 67 Captain D's in eleven states, primarily in the southern United States. Restaurants was the largest Shoney's and Captain D's franchisee, operating more than four times as many Shoney's as the next largest Shoney's franchisee and more than three times as many Captain D's as the next largest Captain D's franchisee. The Company operated its Shoney's and Captain D's restaurants under license agreements with Shoney's, an unaffiliated public company. "Shoney's" and "Captain D's" are registered trademarks of Shoney's. References to the Company include the operations of Restaurants.

EMPLOYEES

As of December 29, 1996, the Company has two remaining employees. These employees are responsible for the administration of the Company's dissolution and liquidation.

COMPETITION AND MARKETS

Due to the sale of the Company's assets, the Company is not conducting any business other than with respect to the winding-down of its operations in connection with its dissolution and liquidation.

FINANCIAL CONTROLS

The Company maintains its accounting records using a personal computer-based general ledger software system. The officers of the Company believe that the Company's systems are adequate to administer the dissolution and liquidation of the Company.

REGULATION

The Company believes it is in material compliance with the regulations to which it is subject.

ITEM 2.  PROPERTIES

As a result of the Transaction, the Company disposed of all of its properties.

ITEM 3. LEGAL PROCEEDINGS

Porpoise Asset Management and Lawrence Capital Management, Inc. v. J. Gary Sharp, et al.; Brock Weiner. TPI Enterprises, Inc., et al. and Crandon Capital Partners, et al. v. TPI Enterprises, Inc., et al.

During 1995, three shareholder lawsuits were filed against the Company and its Board of Directors. The Plaintiffs alleged, among other things, that the Company's shareholders would receive inadequate consideration in the proposed Transaction, that the Transaction was the result of unfair dealing and economic coercion and that the Directors breached their fiduciary duties to the Company's shareholders to maximize shareholder value. The plaintiffs sought class action status and to enjoin the proposed transaction and recover damages. The Company signed a letter of understanding dated March 15, 1996 for settlement of these three lawsuits, which was subject to several conditions, including Court approval of the settlement and the closing of the Transaction. Pursuant to the letter of understanding, as consideration for the consolidation and settlement of the three above lawsuits, the Company agreed to pay the legal fees and expenses of counsel to the plaintiffs in an amount not to exceed $250,000. On October 29, 1996, the Superior Court of New Jersey entered an Order and Final Judgment consolidating the three lawsuits, certifying the class and approving the settlement. On December 17, 1996, the $250,000 amount of the settlement was paid to counsel to the plaintiffs.

TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a Marlin Services and the Aetna Casualty and Surety Company and Marlin Electric, Inc. v. TPI Restaurants, Inc. and Related Matters.

On March 7, 1996, the Company filed a civil action in the Circuit Court of Palm Beach County; captioned TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a Marlin Services, Inc. ("Marlin") and The Aetna Casualty and Surety Company. The Company contended, among other things, that Marlin breached terms of a maintenance service agreement that Restaurants had entered into with Marlin by failing to perform timely maintenance as required by the agreement, overcharging for parts and materials, improperly billing for labor and improperly charging for overhead. On March 7, 1996, Marlin filed a separate action in the U.S. District Court of Virginia against Restaurants alleging among other things that Restaurants breached its contract with Marlin by failing to pay amounts owed under the contract. Marlin claimed damages in excess of $2.2 million through March 1996.

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

On March 12, 1997, the Company reached an agreement with Marlin whereby the Company agreed to pay Marlin $95,000 of the remaining settlement funds on or before March 18, 1997. The remainder of the settlement funds in the amount of approximately $48,000 will be held by the Company in an escrow account until such time as the Company is satisfied that Marlin has complied with all remaining obligations under the original settlement agreement. Marlin will not be able to apply for these funds until February 1, 1998. The Company also has the right to pay any subcontractors directly from this fund.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the registrant during the fourth quarter of the fiscal year ended December 29, 1996.


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS

As a result of the Transaction and the related distribution of Shoney's common stock to the holders of record of the Company's common stock, the Company's common stock was delisted by the NASDAQ National Market (NASDAQ symbol: TPIE) effective January 15, 1997. The Company's common stock is not listed on any established stock market or exchange but is quoted on the OTC bulletin board. The following tables set forth the high and low market prices for the Company's common stock for each quarter during calendar year 1996 and 1995. The prices for the fourth quarter of the 1996 take into account the distribution of the Shoney's common stock after the consummation of the Transaction. As of March 20, 1997, there were 1881 shareholders of record of the Company's common stock.

                                                                         1996                     1995
                                                                 -------------------     --------------------
                                                                    HIGH       LOW           HIGH         LOW
       First quarter                                             $ 3 1/2    $ 2 3/5      $ 6 1/4     $ 3 11/16
       Second quarter                                              4 1/5      3 1/8        6 3/8        4 1/8
       Third quarter                                               3 2/5        2/15       5 1/16       3 7/8
       Fourth quarter                                                1/4        1/11       4 1/4        2 9/16


ITEM 6.  SELECTED FINANCIAL DATA

At December 31, 1995, the Company recorded a provision of $17.0 million to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's. During the first quarter of 1996, the Shoney's common stock price increased, resulting in an increase in the fair value of the consideration to be received by the Company. As a result of the increase in the Shoney's common stock price, the Company determined the valuation allowance was no longer required and reversed the allowance during 1996. The Company's results of operations for 1996 also include a gain on the Transaction of approximately $7.1 million. This gain reflects the excess of the net proceeds and assumption of debt by Shoney's in excess of the Company's basis in the assets sold. See Note 2 to the Consolidated Financial Statements. Other costs for the period ended September 8, 1996 include $5.3 million of costs incurred in connection with the Transaction.

In 1995, the Company recorded a gain of $10.1 million, net of taxes, resulting from a litigation settlement. The Company recognized a $5,273,000 gain, net of tax, in 1993 following the sale of its remaining interest in Exhibition Enterprises, Inc. During 1992, the Company recorded an extraordinary loss, net of tax, of $11,949,000 in connection with an early extinguishment of debt.


                                                     STATEMENT OF OPERATIONS DATA
                                                             FISCAL YEAR ENDED
-----------------------------------------------------------------------------------------------------------------------------------
                                      DECEMBER 29,        DECEMBER 31,        DECEMBER 25,         DECEMBER 26,     DECEMBER 31,
                                        1996 (1)              1995                1994                 1993             1992
                                    ---------------     ---------------     ---------------      -------------     --------------
                                     (LIQUIDATION                                  (GOING CONCERN BASIS)
                                         BASIS)
                                                                                   (DOLLARS IN THOUSANDS)
Revenues  . . . . . . . .          $   195,219           $    283,578        $     287,384        $  289,439       $   277,39

Income (loss) from
  continuing operations                  4,408                (11,309)              (3,717)          (36,488)              66

Income(loss) before
  extraordinary item and
  cumulative effect of
  accounting changes                     4,408                 (1,196)              (3,717)          (31,215)              66


Net income (loss)                        4,408                 (1,196)              (3,717)          (31,215)          (14,125)

Income (loss) per share
  from continuing
   operations                             N/A                   (0.55)               (0.18)            (1.81)             0.04

Net income (loss) per
  share                                   N/A                   (0.06)               (0.18)            (1.55)            (0.77)
-----------------------------------------------------------------------------------------------------------------------------------


                                                             BALANCE SHEET DATA
------------------------------------------------------------------------------------------------------------------------------------
                                     DECEMBER 29,       DECEMBER 31,      DECEMBER 25,      DECEMBER 26,      DECEMBER 31,
                                       1996 (1)             1995             1994              1993              1992
                                    ---------------   ---------------   ---------------    -------------    --------------
                                     (LIQUIDATION                  (GOING CONCERN BASIS)
                                        BASIS)
                                                                  (DOLLARS IN THOUSANDS)
Working capital
  (deficiency)                              N/A            $ (23,065)      $ (17,972)       $  (10,796)       $  2,734


Total assets                                N/A              248,876         254,496           258,839         255,607


Short-term obligations                      N/A               24,231           3,725             1,728           5,278


Long-term obligations
  including minority
  interest                                  N/A               81,628         107,721           106,773         110,937



(1) As a result of the Transaction, the Company has adopted the liquidation basis of accounting. Therefore, certain information required in this schedule is not applicable. See Notes 1 and 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

As a result of the sale of substantially all of the Company's assets in the Transaction and the Company's Board's approval of the Plan of Complete Liquidation, the Company has adopted the liquidation basis of accounting. Accordingly, assets have been valued at their estimated net realizable value and liabilities include the estimated costs to carry out the Plan of Complete Liquidation. The net adjustment at September 8, 1996 required to convert from a going concern (historical cost) basis to a liquidation basis of accounting was a decrease in the carrying value of net assets of $1.25 million which was included in the Consolidated Statement of Changes in Net Assets in Liquidation. This decrease in the carrying value of net assets is principally a result of recognizing and recording estimated costs to carry out the Plan of Complete Liquidation. The Consolidated Balance Sheet as of December 31, 1995 and the Consolidated Statement of Income for 1995 and 1994 have been prepared using the historical cost (going concern) basis of accounting on which the Company has previously reported its financial condition and its results of operations.
See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

1996

In October 1996, the Company made an initial distribution consisting of all shares of Shoney's common Stock received by the Company in the Transaction to its shareholders of record and has subsequently invested its financial resources, administered the payment of various expenses and managed the legal proceedings against the Company.

The Company's results of operations for the period from January 1, 1996 to September 8, 1996 are presented in the accompanying financial statements. As a result of the Transaction, results of operations are not comparable with the results of the preceding fiscal year. Revenues since September 8, 1996 consist primarily of earnings on investments. General and administrative expenses since September 8, 1996 consist primarily of the payments of obligations related to various legal matters and severance costs.

SIGNIFICANT OR UNUSUAL ITEMS

At December 31, 1995, the Company recorded a provision of $17.0 million to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's. During the first quarter of 1996, the Shoney's common stock price increased, resulting in an increase in the fair value of the consideration to be received by the Company. As a result of the increase in the Shoney's common stock price, the Company determined the valuation allowance was no longer required and reversed the allowance during 1996.

The Company's results of operations for 1996 include a gain on the Transaction of approximately $7.1 million. This gain reflects the excess of the net proceeds and assumption of debt by Shoney's in excess of the Company's basis in the assets sold. See Note 2 to the Consolidated Financial Statements. Other costs for the period ended September 8, 1996 included on the Consolidated Statements of Income(Loss) and Changes in Net Assets in Liquidation includes $5.3 million of costs incurred in connection with the Transaction.

The adjustment to liquidation basis of accounting of $1.25 million included in the Consolidated Statements of Income (Loss) and Changes in Net Assets in Liquidation reflect management's best estimate of the costs to carry out its plan of liquidation. In the event that any of these amounts are not required to liquidate the

Company, excess cash will be distributed to the Company's shareholders in a final distribution. See Note 2 to the Consolidated Financial Statements.

1995 COMPARED TO 1994

REVENUES

Revenues for 1995 which included 53 weeks versus 52 weeks in 1994 decreased 1.3% or $3.8 million to $283.6 million. Excluding an increase in revenue of $5.0 million attributable to the additional week in 1995, same store sales for the Shoney's concept declined 3.9% or $9.1 million and same store sales for the Captain D's concept increased 1.2% or $.6 million. Comparable store sales exclude the first twelve weeks of a new restaurant's operations which accounts for $.5 million in revenues in 1995. New stores accounted for $1.0 million of 1995 revenues. Revenues for 1994 include $1.8 million for units closed during 1994. Revenues of $3.0 and expenses of $2.8 million related to units provided for in the 1993 reserve for restructuring have been excluded from the 1995 statement of operations.

The Company was the largest franchisee of Shoney's. As a franchisee, the Company was highly dependent upon the franchisor for marketing, training, product development and restaurant procedures in order to be successful. During 1995, the Shoney's concept, and therefore the Company's Shoney's restaurants, had faced problems which led to declines in comparable store sales. Management believes that this decline in comparable store sales was the result of numerous factors including a more competitive environment and a decline in operational performance. In addition to these factors, comparable store sales were also affected in the fourth quarter by negative publicity on food handling procedures. Shoney's was included, along with restaurants of several other national restaurant chains, in a national television "news magazine" program on restaurant industry cleanliness and food handling practices. Following the airing of this program, the Company's Shoney's concept experienced declines in comparable store sales. During the fourth quarter, the Company received the results of a Food and Drug Administration (FDA) evaluation of sanitation and safety of foods of the Shoney's concept. The evaluation included Shoney's restaurants as well as some of the Company's restaurants. The Shoney's system received a marginal rating on the evaluation.

COSTS AND EXPENSES

Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1995 and 1994 is shown below:

                                                                                            1995         1994
       Food, supplies and uniforms                                                            36.6 %       35.8 %
       Restaurant labor and benefits                                                          30.3 %       30.5 %
       Restaurant depreciation and amortization                                                4.3 %        4.9 %
       Other restaurant operating expenses                                                    19.3 %       18.3 %
                                                                                              ------       ------

                                                                                              90.5 %       89.5 %
                                                                                              ======       ======


The Company's food costs suffered from price increases in several high volume commodities during 1995, including seafood, poultry and pork. These increases along with relatively fixed costs for supplies and uniforms resulted in increased food costs as a percentage of revenues. The decrease in labor costs during the current year at the Company's restaurants was due to a decline in workers' compensation. This decline in workers' compensation expense was due to a $3.5 million adjustment to workers' compensation in the fourth quarter of 1995 to decrease the Company's reserves to more accurately reflect its liabilities. If such adjustment had not occurred, restaurant labor and benefits costs would have been 31.5% of revenues or up

1% from 1994. This increase was a result of lower sales volumes pushing up the average labor costs for restaurant staff as well as additional labor being added at the restaurant level to improve customer service. Restaurant depreciation and amortization decreased in relation to the prior year due to the Shoney's South assets acquired by the Company in 1988 becoming fully depreciated in 1995. Other restaurant operating expenses increased as a percentage of revenues primarily due to increased repairs and maintenance expenses along with increased advertising costs. The increase in repairs and maintenance expenses in 1995 was primarily due to the increased aging of the buildings and equipment, as well as costs related to the implementation of a preventive maintenance program and start-up costs associated with a preventive maintenance contract. Subsequent to year-end, disputes have arisen under this contract relating to billing issues for the work performed. The Company terminated the contract in 1996 and subsequently settled litigation with the other party (See Item 3 and Note 9 to the Company's consolidated financial statements). The increase in advertising costs was primarily due to an increase in radio and television promotion begun during 1995.

General and administrative costs for 1995 declined by 8% or approximately $1.9 million from 1994. This decrease was the result of cost cutting efforts and savings associated with the physical consolidation of the Company's corporate headquarters.

The Company recorded a provision of $17.0 million for asset valuation in connection with the Transaction (See Item 1 and Note 2 to the Company's consolidated financial statements).

During 1995, the Company recorded a decrease in its restructuring reserve of approximately $5.9 million. This decrease principally resulted from the Company's decision to leave three restaurants open that had been provided for in the Company's restructuring reserve. (See "Restructuring Charges" below and Note 4 to the Company's consolidated financial statements).

Operating income for 1995 declined 30.0% or $1.6 million excluding the provision for asset valuation in 1995 and restructuring charges in 1995 and 1994. This decrease was primarily driven by a 1.0% increase in food costs and a 3.8% increase in other restaurant operating expense, somewhat offset by lower general and administrative costs.

OTHER INCOME AND EXPENSES

Interest income decreased ninety thousand dollars primarily due to a reduction in the investment balance held during the current year. Interest expense increased three hundred thousand dollars primarily due to a higher weighted average interest rate during 1995 as compared to 1994

DISCONTINUED OPERATIONS

Discontinued operations for 1995 include a gain of $10.1 million, net of income taxes of $6.4 million, in connection with the settlement of litigation.


1994 COMPARED TO 1993

REVENUES

Revenues for 1994 decreased .7% or $2.0 million to $287.4 million due primarily to softness in same store sales at the Shoney's concept. New restaurants accounted for $7.3 million of 1994 revenues, while comparable stores sales declined $9.3 million, or 4.3%, in the Shoney's concept and increased $2.6 million or 6.0% in the Captain D's concept. The first twelve weeks of a new restaurants' operations are excluded from the comparable store sales computation. Revenues for 1993 include $19.9 million relating primarily to

27 under-performing units, which were either closed subsequent to the second quarter of 1993 or scheduled to be closed in accordance with the Company's restructuring plan adopted in 1993. Revenues and expenses related to units provided for in the reserve for restructuring have been excluded from the 1994 statement of operations.

COSTS AND EXPENSES

Cost of sales includes food, supplies and uniforms, restaurant labor and benefits, restaurant depreciation and amortization, and other restaurant operating expenses. A summary of cost of sales as a percentage of revenues for 1994 and 1993 is shown below:

                                                                                             1994         1993
       Food, supplies and uniforms                                                            35.8 %       35.2 %
       Restaurant labor and benefits                                                          30.5 %       31.2 %
       Restaurant depreciation and amortization                                                4.9 %        4.7 %
       Other restaurant operating expenses                                                    18.3 %       17.7 %
                                                                                              ------       ------

                                                                                              89.5 %       88.8 %
                                                                                              ======       ======

The Company's food costs suffered from price increases in several high volume commodities during 1994, including shrimp and cooking oil. These increases along with relatively fixed costs for supplies and uniforms resulted in increased food costs as a percentage of revenues. The decrease in labor costs during the current year at the restaurants was due to a decline in workers' compensation. This decline in workers' compensation expense was primarily due to a $4.5 million adjustment to workers' compensation in the fourth quarter of 1993 to increase the Company's reserves to better reflect the likely outcome of its liabilities. Restaurant depreciation and amortization increased in relation to the prior year due to the full year depreciation expense related to the 18 newly constructed units during 1993. Other restaurant operating expenses increased as a percentage of revenues primarily due to increased repairs and maintenance expenses along with increased advertising costs. The increase in repairs and maintenance expenses in 1994 was primarily due to the increased aging of the buildings, cleaning and repair costs of the carpets installed in various store locations during 1993, and increased restocking of small wares. The increase in advertising was primarily due to promotional outdoor advertising begun during 1994.

General and administrative expenses for 1994 decreased $4.7 million in relation to 1993 due to decreased workers' compensation and general liability expense for the Company and decreased salary expense associated with a reduction in corporate staff along with a decrease in executive compensation. The decrease in workers' compensation and general liability expense was primarily due to an increase in the reserves at the end of 1993 to better reflect the likely outcome of its liabilities.

Operating income for 1994 rose 84.8% or $2.4 million excluding the restructuring charges in 1994 and 1993. This increase was primarily driven by a 16.5% decrease in general and administrative expenses which was somewhat offset by slightly higher food costs and other restaurant operating expenses.

OTHER INCOME AND EXPENSES

Interest income decreased $.26 million primarily due to a reduction in the investment balance held during the current year. Interest expense declined $.3 million primarily due to a lower weighted average interest rate during 1994 as compared to 1993.

RESTRUCTURING CHARGES

The Company adopted a restructuring plan as of the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of their current lease terms, and restructuring divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company recorded $19.8 million of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. Prior to the consummation of the Transaction, the Company had closed 23 restaurants and had determined that eight restaurants should stay open. During 1995, the Company reduced its restructuring reserve by $5.1 million due to a change in estimate as a result of management's decision to leave three restaurants open and due to management being able to buyout of certain leases at more favorable terms than originally estimated. The Company was also able to dispose of some locations for amounts in excess of the original estimates and had lower than expected costs at other locations.

With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets had been permanently impaired and, accordingly, provided $4.5 million for the write-down of assets at the end of 1993. The Company had closed three of these units prior to or upon the expiration of their current lease terms. The Company's restructuring plan also called for two additional units to be closed by December 31, 1995. Due to the consummation of the Transaction, Shoney's now has responsibility for evaluating the timing of closing of these two restaurants (See Note 2 to the Company's consolidated financial statements).

With respect to the Company's restructuring of its divisional management and consolidation of the Company's corporate offices, the Company paid out approximately $2.3 million related to the restructuring reserve of which $1.0 million was for severance.

In addition to these reserves, the Company also had a reserve related to units that were closed prior to 1993 and for the sale of vacant properties. During 1995, the restructuring reserve was reduced by approximately $1.1 million resulting from expenditures and asset write-downs and by $.8 million for changes in original estimates for the costs of disposal.

The reserve for restructuring included management's best estimates of the remaining liabilities associated with its restructuring and the net realizable value of property. Revenues of $3.0 million and expenses of $2.8 million related to units provided for in the restructuring reserve were excluded from the 1995 statement of operations.

As a result of the Transaction, Shoney's purchased Restaurants and assumed all of its assets and liabilities; therefore, there are no restructuring reserves or property allowances recorded in the Company's consolidated financial statements as of December 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no short-term or long-term debt facilities available. The Company believes that its present cash and cash equivalents and short-term investments will allow it to implement the Plan of Complete Liquidation. The Company made its initial distribution under its Plan of Complete Liquidation on October 1, 1996 by distributing all of the Shoney's common stock received in the Transaction to its shareholders of record at September 24, 1996. As of December 29, 1996, the Company had approximately $4.7 million in assets in excess of its liabilities. The Company does not currently intend to make any cash distributions to its shareholders until such time as the period for creditors of the Company to present written proof of their claims, if any, shall have expired, which period terminates on August 26, 1997. At such time, the Company's Board intends to review the assets and liabilities of the Company and consider the effect of all then known or anticipated liabilities and, after paying or making provision for all then known or anticipated liabilities. After such review, the Company's Board intends to declare a distribution consisting of all of the then remaining cash other than cash in escrow or cash required to be retained for holders of certain of Shoney's stock options (see Item 3 and Note 9 to the Company's consolidated financial statements). It is expected that such distribution will be made on or prior to September 8, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of TPI The Company, Inc.:


We have audited the accompanying consolidated statement of net assets in liquidation of TPI Enterprises, Inc. and its subsidiaries as of December 29, 1996, and the related consolidated statements of changes in net assets in liquidation and cash flows for the year then ended. In addition, we have audited the accompanying consolidated balance sheet of TPI Enterprises, Inc. and its subsidiaries as of December 31, 1995, and the related consolidated statements of income (loss) and shareholders' equity and cash flows for each of the two years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company consummated the sale of substantially all of its assets and commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting from the going concern basis to the liquidation basis.

In our opinion, such consolidated financial statements present fairly, in all material respects, the net assets in liquidation of TPI Enterprises, Inc. and its subsidiaries as of December 29, 1996, the changes in their net assets in liquidation and cash flows for the year then ended, their financial position at December 31, 1995 and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles on the basis described in the preceding paragraph. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP

March 26, 1997
Memphis, Tennessee

TPI ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF DECEMBER 29, 1996 (LIQUIDATION BASIS)
--------------------------------------------------------------------------------

                                                                                 DECEMBER 29,
                                                                                     1996
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
------

  Cash and cash equivalents                                                        $ 1,190
  Investments                                                                        5,078
                                                                                   -------

          Total assets                                                               6,268

LIABILITIES
-----------

  Reserve for estimated costs during the period of liquidation                       1,053
  Accrued expenses                                                                     480
                                                                                   -------

          Total liabilities                                                          1,533
                                                                                   -------

NET ASSETS IN LIQUIDATION                                                          $ 4,735
                                                                                   =======


See notes to consolidated financial statements.

TPI ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1995
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------

                                                                                        DECEMBER 31,
                                                                                           1995
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                                                              $   8,744
  Accounts receivable-trade (net of allowance for doubtful accounts of $125)                 1,248
  Litigation settlement receivable                                                          30,000
  Inventories                                                                               13,020
  Deferred tax benefit                                                                       5,728
  Other current assets                                                                       3,237
                                                                                         ---------

           Total current assets                                                             61,977

PROPERTY AND EQUIPMENT (At cost)                                                           236,969
  Less accumulated depreciation and amortization                                            79,637
  Less allowance for restructuring                                                           8,752
                                                                                         ---------

          Property and equipment, net                                                      148,580

OTHER ASSETS:
  Goodwill (net of accumulated amortization of $9,431)                                      36,396
  Less valuation allowance                                                                  17,000
                                                                                         ---------

           Total other assets                                                               19,396

OTHER INTANGIBLE ASSETS (Net of accumulated amortization of $6,504)                         18,298

OTHER                                                                                          625
                                                                                         ---------

TOTAL ASSETS                                                                             $ 248,876
                                                                                         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

LIABILITIES:
   Current liabilities:
     Current portion of long-term debt                                                   $  24,231
     Accounts payable-trade                                                                 16,052
     Accrued expenses and other current liabilities                                         30,604
     Accrued costs of litigation settlement                                                 13,537
     Income taxes currently payable                                                            618
                                                                                         ---------

           Total current liabilities                                                        85,042

   Long-term debt                                                                           81,628
   Reserve for restructuring                                                                 8,162
   Deferred income taxes                                                                     5,537
   Other liabilities                                                                         1,641
                                                                                         ---------

           Total liabilities                                                             $ 182,010
                                                                                         =========

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
         Common shares - $.01 par value - 100,000,000 shares authorized;
           issued - 33,402,553 shares                                                      $      334
         Additional paid-in capital                                                           226,454
         Deficit                                                                              (90,157)
                                                                                           ----------
                 Total                                                                        136,631
         Less treasury stock, at cost, 12,805,266 common shares                                69,765
                                                                                           ----------

                 Total shareholders' equity                                                    66,866
                                                                                           ----------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  248,876
                                                                                           ==========


       See notes to consolidated financial statements.

       TPI ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND CHANGES IN NET ASSETS IN LIQUIDATION

                                                          DECEMBER 29,          DECEMBER 31,   DECEMBER 25,
                                                              1996                 1995           1994
       RESTAURANT REVENUES                                $   195,219         $     283,578    $  287,384

       COSTS AND EXPENSES:
         Food, supplies, and uniforms                          71,020               103,874       102,831
         Restaurant labor and benefits                         61,761                85,889        87,644
         Restaurant depreciation and amortization               8,076                12,252        14,138
         Other restaurant operating expenses                   38,851                54,705        52,727
         General and administrative expenses                   16,464                21,993        23,906
         Provision for asset valuation                        (17,000)               17,000
         Closed unit reserve                                    4,809
         Restructuring charges, net                               (69)               (5,929)         (986)
         Other, net                                             7,088                 1,167           940
                                                          -----------          ------------    ----------

                                                              191,000               290,951       281,200
                                                          -----------          ------------    ----------

       OPERATING INCOME (LOSS)                                  4,219                (7,373)        6,184

       OTHER INCOME AND EXPENSES:
         Interest income                                         (661)                  243           337
         Interest expense                                       7,596               (10,529)      (10,238)
         Gain on Shoney's Sale Transaction                     (7,124)                                  0
                                                          -----------         -------------    ----------
                                                                 (189)              (10,286)       (9,901)
                                                          -----------         -------------    ----------

       INCOME (LOSS) FROM CONTINUING OPERATIONS
         BEFORE  INCOME TAXES                                   4,408               (17,659)       (3,717)

       INCOME TAX EXPENSE (BENEFIT)                                 0                (6,350)            0
                                                          -----------         -------------    ----------

       NET INCOME (LOSS) FROM CONTINUING OPERATIONS             4,408               (11,309)       (3,717)

       DISCONTINUED OPERATIONS:
             Litigation Settlement Income, Net                                       10,113

       NET INCOME (LOSS)                                        4,408         $      (1,196)   $   (3,717)
                                                                              =============    ==========

       NET ASSETS, AS OF SEPTEMBER 8, 1996                     66,866
       ADJUSTMENT TO LIQUIDATION BASIS                         (1,250)

       OTHER                                                      175

       CHANGES IN NET ASSETS IN LIQUIDATION:
         DISTRIBUTION OF SHONEY'S, INC. STOCK
           TO SHAREHOLDERS                                    (65,561)
         INVESTMENT EARNINGS                                       97
                                                          -----------

       NET ASSETS, END OF PERIOD                          $     4,735
                                                          ===========

       TPI ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND CHANGES IN NET ASSETS IN LIQUIDATION (CONTINUED)

                                                           DECEMBER 29,          DECEMBER 31,            DECEMBER 25,
                                                               1996                 1995                     1994
       PRIMARY INCOME (LOSS) PER COMMON SHARE:

           Continuing Operations                                NA             $          (0.55)        $           (0.18)
           Discontinued Operations                              NA                         0.49                         0
                                                               ----            ----------------          ----------------
           Net Loss per Common Share                            NA             $          (0.06)        $           (0.18)
           Weighted average number of common and common
               equivalent shares outstanding                    NA                       20,526                    20,415
                                                               ====            ================          ================




       See notes to consolidated financial statements.

        TPI ENTERPRISES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                              COMMON SHARE ISSUED
                                              -------------------    ADDITIONAL
                                               NUMBER OF              PAID-IN                 TREASURY
                                                SHARES     AMOUNT     CAPITAL     DEFICIT       STOCK       TOTAL
                                              ----------  --------   ---------   ---------     --------     -----
                                                                      (DOLLARS IN THOUSANDS)
       Balance December 26, 1993             $33,118,614     $ 331     $225,417  $ (85,244)   $ (69,945)    $70,559
       Issue of shares pursuant to employee
       stock plans                                97,582         1          575                                 576
       Conversion of subordinated debentures      24,922                    152                                 152

       Net loss                                                                     (3,717)                  (3,717)

                                             -----------     -----     --------  ---------    ---------     -------
       Balance, December 25, 1994             33,241,118       332      226,144    (88,961)     (69,945)     67,570
       Issue of shares pursuant to employee
       stock plans                               160,235         2          304                     180         486
       Other                                       1,200                      6                                   6

       Net loss                                                                     (1,196)                  (1,196)

                                             -----------     -----     --------  ---------    ---------     -------
       Balance, December 31,1995               33,402,55     $ 334     $226,454  $ (90,157)   $ (69,765)    $66,866
                                             ===========     =====     ========  =========    =========     =======



       In connection with the Transaction, the Company changed to the liquidation basis of accounting as explained in Notes 1 and 2.
       The presentation format used in 1994 and 1995 is, therefore, no longer applicable. The effect of the change of adopting the liquidation basis is reflected in the Consolidated Statement of Changes in Net Assets in Liquidation.

       TPI ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                       FISCAL YEAR ENDED
                                                                          -------------------------------------------
                                                                          DECEMBER 29,    DECEMBER 31,   DECEMBER 25,
                                                                              1996           1995            1994
                                                                          ------------ ------------------------------
                                                                          (LIQUIDATION   (GOING CONCERN)
                                                                             BASIS)
                                                                                     (DOLLARS IN THOUSANDS)
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                  $ 4,408        $(11,309)     $  (3,717)
       Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                     11,335          17,280         19,216
         Deferred income taxes                                               (183)           (188)            (3)
         Closed store reserve                                               4,809
         Reserves for restructuring                                           (69)         (5,929)          (667)
         Provision for asset valuation                                    (17,000)         17,000
         Gain on Shoney's Sale Transaction                                 (7,124)
         Net adjustment to Liquidation Basis of Accounting                 (1,250)
       Changes in assets and liabilities:
         Payment to Shoney's                                              (11,322)
         Accounts receivable trade                                            551            (442)           178
         Inventories                                                        4,671          (1,051)          (545)
         Other current assets                                               1,324             (20)         2,258
         Other assets                                                         173            (660)           752
         Accounts payable trade                                             1,066             486         (4,345)
         Accrued expenses and other current liabilities                   (14,344)         (3,687)         3,365
         Closed store reserve                                              (2,736)
         Reserves for restructuring                                          (900)         (4,625)        (3,370)
         Income taxes currently payable                                      (120)         (6,450)            69
         Other liabilities                                                   (185)           (269)          (517)
         Estimated costs of liquidation                                    (1,480)
         Other                                                             (1,090)              0              0
                                                                          -------        --------      ---------
           Total adjustments                                              (33,874)         11,445         16,391
                                                                          -------        --------      ---------

       DISCONTINUED OPERATIONS:
         Gain on disposal discontinued operations                                          10,113
         Accounts receivable litigation settlement                         30,000         (30,000)
         Accrued costs litigation settlement                                               13,537
         Income taxes                                                                       6,350
                                                                          -------        --------      ---------
           Net cash provided by discontinued operations                    30,000               0              0
                                                                          -------        --------      ---------

       Net cash provided by operating activities                              534          11,445         16,391

       CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                               (7,554)         (6,795)       (19,402)
       Disposition of property and equipment                                  356           5,054
       Proceeds from sale-leaseback transactions                                0           2,219          5,054
       Other                                                                                   39            (16)

                                                                         --------        --------      ---------
       Net cash used in investing activities                             $ (7,198)       $ (4,537)     $ (14,364)
                                                                         --------        --------      ---------

       TPI ENTERPRISES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
       -------------------------------------------------------------------------


                                                                                      FISCAL YEAR ENDED
                                                                   ---------------------------------------------------
                                                                       DECEMBER 29,      DECEMBER 31,      DECEMBER 25,
                                                                           1996              1995              1994
                                                                   ----------------------------------------------------
                                                                    (LIQUIDATION             (GOING CONCERN)
                                                                       BASIS)
                                                                                 (DOLLARS IN THOUSANDS)
       CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from (payments on)Credit Facilities                   $  5,000          $ (1,000)         $  3,400
       Common shares issued                                                     91               312               576
       Other long-term debt payments                                        (1,176)           (3,395)           (1,722)
                                                                          --------          --------          --------

       Net cash provided by (used in)financing activities                    3,915            (4,083)            2,254
                                                                          --------          --------          --------

       NET INCREASE (DECREASE)IN CASH AND
       CASH EQUIVALENTS                                                     (2,476)           (8,484)              564

       CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                                     8,744            17,228            16,664
                                                                          --------          --------          --------

       CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                        $  6,268          $  8,744          $ 17,228
                                                                          ========          ========          ========



       SUPPLEMENTAL DISCLOSURE OF CASH FLOW
       INFORMATION:
       Non-cash transactions:
       Shoney's stock received                                            $ 65,561
       Net assets transferred to Shoney's                                   51,753
       Capitalized lease obligations entered into                                                             $  1,430
       Conversion of 8 1/4% subordinated debentures                                                                162

       CASH PAYMENTS (REFUNDS)DURING THE
       YEAR FOR:
       Interest                                                           $  6,094          $  9,183          $  9,226
       Interest capitalized                                                                                         77
       Income taxes, net                                                       294               158            (2,164)

TPI ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
      BASIS OF PRESENTATION - Pursuant to the terms of the Plan of Tax-Free Reorganization under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement, dated March 15, 1996, as amended, by and among TPI Enterprises, Inc. (the "Company"), Shoney's, Inc. ("Shoney's") and TPI Restaurants Acquisition Corporation, a wholly-owned subsidiary of Shoney's (the "Agreement"), the Company completed the sale of substantially all of the Company's assets to Shoney's (the "Transaction") on September 9, 1996. In connection with the Transaction, the Company's Board of Directors approved a Plan of Complete Liquidation as required by the Agreement. Under the Plan of Complete Liquidation, the Company is required to wind-down its operations and distribute its assets after paying or making provision for its liabilities. On October 1, 1996, the Company distributed 6,785,114 shares of Shoney's common stock, $1.00 par value ("Shoney's Common Stock"), representing the total number of shares of Shoney's Common Stock received pursuant to the Transaction, to its shareholders of record as of September 24, 1996.

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

      PRINCIPLES OF CONSOLIDATION - Subsequent to the Transaction, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Maxcell Telecom, Inc. and Telecom Plus Shared Tenants Services, Inc. Prior to the Transaction, the consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries including TPI Restaurants, Inc. ("Restaurants"), TPI Entertainment, Inc. and TPI Insurance Corporation. All significant intercompany accounts and transactions are eliminated in consolidation. The Company maintains its books on a 52-53 week fiscal year ending on the last Sunday in December.

      NET INCOME (LOSS) PER COMMON SHARE - As explained above in "Basis of Presentation", effective September 9, 1996, the Company adopted the liquidation basis of accounting, which reports an excess of assets over liabilities. Accordingly, the presentation of per common share information on a liquidation basis is not considered meaningful and has been omitted for 1996.

      Primary earnings per share amounts are computed by dividing net income
      (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Reported primary per share amounts include common equivalents relating to dilutive stock options of -0- and 80,000 shares in 1995 and 1994, respectively.

      Fully diluted earnings per share are similarly computed, but also include the effect, when dilutive, of the Company's 8 1/4% Convertible Subordinated Debentures issued in July 1992 and August 1992 and 5% Convertible Senior Subordinated Debentures issued March 1993, after the elimination of the related interest requirements, net of income taxes. The Company's convertible debentures are excluded from the fiscal 1995 and 1994 computation due to their antidilutive effect during that period. The inclusion of the Company's dilutive outstanding options in the calculation, determined based on market values at the end of each period, as applicable, is either antidilutive or does not result in a material dilution of earnings per share for 1995 and 1994.

      INVESTMENT - The Company's $5,000,000 investment at December 29, 1996 represents U.S. Treasury bills due March 20, 1997. At December 29, 1996, cost approximates net realizable value.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

      CASH AND CASH EQUIVALENTS - The Company considers cash on hand, deposits in banks, certificates of deposit and short-term marketable securities with maturities of 90 days or less when purchased, as cash and cash equivalents.

      Prior to the consummation of the Transaction, the Company utilized a cash management system under which cash overdrafts existed in the book balances of its primary disbursing accounts. These overdrafts represented the uncleared checks in the disbursing accounts. The cash amounts presented in the consolidated financial statements represented balances on deposit at other locations prior to their transfer to the primary disbursing accounts. Uncleared checks of $6,752,000 were included in accounts payable at December 31, 1995.

      INVENTORIES - Inventories, consisting of food items, beverages and supplies, were stated at the lower of weighted average cost (which approximates first-in, first-out) or market.

      PREOPENING COSTS - Direct costs incidental to the opening of new restaurants were capitalized and amortized over the restaurants' first year of operation.

      DEPRECIATION AND AMORTIZATION - Depreciation and amortization of property and equipment was provided on the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements and certain property under capital leases, over the lesser of the useful life or the lease term.

      Goodwill related to the acquisition of Restaurants was amortized on a straight-line basis over a thirty-six year period. The costs of franchise license agreements which governed the individual Shoney's and Captain D's restaurants and reserved area agreements were amortized on a straight-line basis over the lives of the related franchise license agreements, up to 40 years. The Company historically evaluated goodwill impairment based upon future undiscounted cash flows. The Company recorded a valuation allowance based upon the difference in the carrying value of the net assets and the estimated fair value of consideration to be received from Shoney's as of December 31, 1995.

      INCOME TAXES - The Company accounted for income taxes under Financial Accounting Standard No. 109, "Accounting for Income Taxes", which required an asset and liabilities approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities were computed annually for differences between the financial statement and tax basis of assets and liabilities that would result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances were established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense was the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.


NOTE 2 - SHONEY'S, INC. TRANSACTION

      GENERAL - On September 9, 1996, the Company consummated the sale of substantially all of its assets to Shoney's pursuant to the terms of the Agreement.

      The Company's results of operations for 1996 include a gain on the Transaction of approximately $7.1 million. This gain reflects the excess of the net proceeds and assumption of debt by Shoney's in excess of the Company's basis in the assets sold. At December 31, 1995, the Company recorded a provision of $17.0 million to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's. During the first quarter of 1996, the Shoney's common stock price increased, resulting in an increase in the fair value of the consideration to be received by the Company. As a result of the increase in the Shoney's common stock price, the Company determined the valuation allowance was no longer required and reversed the allowance during 1996.

      CONSIDERATION - In exchange for substantially all of the assets of the Company, including the shares of capital stock of Restaurants, TPI Entertainment, Inc., and TPI Insurance Corporation, at the closing of the Transaction (the "Closing"), the Company received from Shoney's an aggregate of 6,785,114 shares of Shoney's Common Stock and was permitted to retain approximately $4,650,000 in cash, plus certain additional cash to pay the Company's remaining Specified Wind-up Expenses (as defined in the Agreement). As noted under the caption "Initial Distribution" below, on October 1, 1996, the 6,785,114 shares of Shoney's Common Stock were distributed to the Company's shareholders of record as of September 24, 1996.

      The Agreement entitled the Company to retain up to $7,500,000 in cash ("Retained Cash") and up to $7,350,000 to pay Specified Wind-up Expenses, in each case subject to certain adjustments. Approximately $1,150,000 in Retained Cash was exchanged for additional shares of Shoney's Common Stock pursuant to the Agreement, thereby reducing the amount of Retained Cash to approximately $6,350,000. Specified Wind-up Expenses are currently estimated to be approximately $1,615,000 in excess of the $7,350,000 allotment. Such excess included a payment of approximately $1,300,000 to Shoney's at the Closing in settlement of certain liabilities or contingent liabilities which exceeded the liabilities agreed to be assumed by Shoney's in the Agreement. The $1,300,000 payment included approximately $550,000 for Excess Repair and Maintenance Expenses (as defined in the Agreement).

      Current estimates indicate that Retained Cash will be $4,735,000, or $0.209 per share of the Company's Common Stock. This assumes that no liabilities of the Company, other than those presently known, arise prior to its liquidation. This amount also assumes that the Company's actual liabilities are the same in amount as its budgeted liabilities; such actual liabilities may be higher or lower. Of the $4,735,000, a maximum of approximately $400,000 will be required to be retained by the Company for the benefit of holders of the stock options of the Company which were assumed by Shoney's in the Transaction ("Shoney's Options"), until such time as such options are exercised, are terminated, or expire. Under the Company's Plan of Complete Liquidation, if Shoney's Options are not exercised prior to the final liquidating distribution record date, such cash, after providing for the expenses of the distribution thereof, will be distributed to the Company's shareholders. The final liquidating distribution record date will occur no earlier than December 31, 1998.

      INITIAL DISTRIBUTION - On October 1, 1996, the Board of Directors of the Company (the "Company's Board") made an initial distribution to its shareholders of all of the shares of Shoney's Common Stock received by the Company in the Transaction (the "Initial Distribution") to holders of record of the Company's Common Stock on September 24, 1996.

      RESIGNATION OF OFFICERS AND BOARD MEMBERS-Effective as of September 9, 1996, all of the officers of the Company resigned, except for Frederick W. Burford, who was elected as the Company's President, Chief Financial Officer and Secretary, and Paul J. Siu, who was elected as Assistant Secretary. Effective as of October 10, 1996, all of the members of the Company's Board resigned, except for Mr. Burford and Mr. Siu.

      PLAN OF DISSOLUTION - The Company's Board intends to dissolve the Company in accordance with the provisions of the New Jersey Business Corporation Act (the "NJBCA") by obtaining tax clearance and by causing a certificate of dissolution to be filed in the office of the Secretary of State of the State of New Jersey. The application for tax clearance was approved on December 31, 1996, at which time a certificate of dissolution was filed.

      On each of February 3, 10 and 17, 1997, the Company gave notice requiring all then-known creditors of the Company to present their claims in writing on or prior to August 26, 1997, which notice was published in newspapers of general circulation as provided in the NJBCA. Generally, any creditor who does not file a claim as provided in the notice, and all those claiming through and under such creditor, would be forever barred from suing on such claim or otherwise realizing upon or enforcing it.

      The Company's Board does not currently intend to make any cash distributions to its shareholders until such time as the period for creditors of the Company to present written proof of their claims shall have expired, which period terminates on August 26, 1997. At such time, the Company's Board intends to review the assets and liabilities of the Company and consider the effect of all then known or anticipated liabilities. After such review, the Company's Board intends to declare a distribution consisting of all of the then remaining cash other than cash in escrow or cash required to be retained for holders of Shoney's Options (See Note 9). It is expected that such distribution will be made on or prior to September 8, 1997.


NOTE 3- RESTAURANT CLOSINGS

      During the second quarter of 1996, the Company closed 10 of its Shoney's restaurants and one of its Captain D's restaurants.These underperforming restaurants were closed to reduce overhead and the impact of the projected cash flows.In connection with these closings, the Company recorded a provision of $4,657,000 to write-down the related assets of these restaurants to $5,050,000 which is their estimated fair value at July 14, 1996 and to record liabilities associated with the closing of these locations.These liabilities include the cost of future lease payments and other expenses.The reserve for closed stores and the estimated fair value of the remaining assets of these stores was based on management's best estimates.

NOTE 4- RESTRUCTURING CHARGES

      The Company adopted a restructuring plan as of the end of the fourth quarter of 1993 which included closing or relocating 31 of its restaurants by the end of 1994, not exercising options to renew leases with respect to an additional 19 of its restaurants upon expiration of their current lease terms, and restructuring divisional management as well as consolidating the Company's two corporate offices. With respect to the restaurants to be closed or relocated, the Company recorded $19,800,000 of restructuring charges consisting primarily of the write-off of assets and the accrual of lease and other expenses, net of projected sales proceeds and sublease income. Prior to the consummation of the Transaction, the Company had closed 23 restaurants and had determined that eight restaurants should stay open.

      With respect to the 19 restaurants projected to be closed no later than the expiration of their current lease terms, the Company determined that the recoverability of the assets has been permanently impaired and, accordingly, provided $4,500,000 for the write-down of assets at the end of 1993. The Company had closed three of these units prior to or upon the expiration of their current lease terms. The Company's restructuring plan also called for two additional units to be closed by December 31, 1995. Due to the Transaction, Shoney's now has responsibility for evaluating the timing of the closing of these two restaurants.

      In addition to these reserves, the Company also had a reserve related to units that were closed prior to 1993 and for the sale of vacant properties. During 1995, the restructuring reserve was reduced by approximately $1.1 million resulting from expenditures and asset write-downs and by $.8 million for changes in original estimates for the costs of disposal.

      As a result of the Transaction, Shoney's purchased Restaurants and assumed all of its assets and liabilities; therefore, there are no restructuring reserves or property allowances recorded in the Company's consolidated financial statements as of December 29, 1996.

NOTE 5 - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                                                   1995
                                                                           (DOLLARS IN THOUSANDS)
       Owned:
         Land                                                                   $  35,201
         Buildings                                                                 52,699
         Leasehold improvements and buildings on leased land                       50,759
         Equipment and furnishings                                                 74,640
                                                                                ---------

                                                                                  213,299
       Leased:
         Buildings                                                                 23,074
         Equipment                                                                    596
                                                                                ---------

                                                                                   23,670

       Property and equipment (at cost)                                           236,969
                                                                                ---------

       Less accumulated depreciation and amortization                              79,637
       Less allowance for restructuring                                             8,752
                                                                                ---------

       Total property and equipment                                             $ 148,580
                                                                                =========





      Property and equipment with a net book value of approximately $21,565,000 was pledged as collateral for the Company's debt facilities as of December 31, 1995.

      Depreciation and amortization were calculated using the straight-line method and were based on the estimated useful lives of the assets as follows: buildings, 30 years; equipment and furnishings, 3-15 years; and leasehold improvements, primarily representing buildings constructed on leased property, the lesser of the term of the lease or 30 years. Depreciation and amortization of property and equipment, totaled approximately $10,738,000, $13,948,000 and $14,985,000 during 1996, 1995 and 1994, respectively. The expense during 1996 occurred prior to September 8, 1996, the last day prior to the consummation of the Transaction. In connection with the Transaction, substantially all property and equipment of the Company was acquired by Shoney's. Property and equipment includes capitalized interest on construction of $425,000 at December 31, 1995.

NOTE 6 - OTHER INTANGIBLE ASSETS
      Other intangible assets consisted of the following:

                                                              1995
                             (DOLLARS IN THOUSANDS)
       Franchise and reserved area rights                  $   17,710
       Deferred debt costs                                      6,724
       Unamortized pre-opening expense                            310
       Other deferred charges                                      58
                                                           ----------
                                                               24,802
       Less accumulated amortization                            6,504
                                                           ----------

                                                           $   18,298
                                                           ==========



NOTE 7 - LONG-TERM DEBT
      In connection with the Transaction, all debt of the Company and its subsidiaries was assumed by Shoney's or was paid at Closing.

      Long-term debt consisted of the following at December 31, 1995:

                                                                                         1995
                                                                                 (DOLLARS IN THOUSANDS)
       8 1/4% Convertible Subordinated Debentures, due 2002                            $  51,563
       5% Senior Convertible Subordinated Debentures, due 2003                            15,000
       Credit Facilities                                                                  21,400
       Notes payable, interest rates of 7.75% to 10%, due through 2007                     2,608
       Obligations under capital leases                                                   15,228
                                                                                       ---------


                                                                                         105,859
                 Less amounts due within one year                                         24,231
                                                                                       ---------

                                                                                       $  81,628
                                                                                       =========




      Interest expense from continuing operations for 1995 and 1994 included interest on obligations under capital leases of $1,776,000 and $1,952,000, respectively.

      DEBENTURES - On March 19, 1993, the Airlie Group, L.P. and certain related parties (the "Airlie Group") made an investment in the Company of $30,000,000 including $15,000,000 of 5% Convertible Senior Subordinated Debentures (the "Senior Debentures"), due 2003, the issuance of 1,500,000 shares of the Company common stock at $10 per share and the issuance of warrants to purchase an additional 1,000,000 shares of common stock at $11 per share. The Senior Debentures were senior to the 8 1/4% Convertible Subordinated Debentures (the "Debentures"). The Senior Debentures were convertible at the option of the holder into common shares of the Company at any time prior to maturity at $11 per share, subject to adjustment in certain events. The Senior Debentures were to mature on April 15, 2003 and were redeemable, in whole or in part, at the option of the

      Company at any time on or after April 15, 1996, initially at 103.5% of their principal amount and declining to 100% of their principal amount on April 15, 2003. The Senior Debenture holders had the option to require the Company to repurchase the Senior Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the Debenture Purchase Agreement (the "Debenture Agreement"). However, a change in control, as defined in the Debenture Agreement, would have created an event of default under Restaurants' Second Amended and Restated Credit Facility (the "Credit Facility") and, as a result, any repurchase would, absent a waiver, be blocked by the subordination provision of the Agreement until the Credit Facility (and any other senior indebtedness of the Company and senior indebtedness of Restaurants with respect to which there is a payment default) had been repaid in full. The Senior Debentures were unconditionally guaranteed on a subordinated basis by Restaurants. They were subordinated to all existing and future senior indebtedness of the Company and Restaurants, excluding the Debentures. As a condition to closing of the Transaction, the liabilities associated with or arising out of the Senior Debentures were satisfied.

      The 8 1/4% Convertible Subordinated Debentures (the "Debentures"), which provided proceeds to the Company of $47,948,000, net of $3,802,000 in deferred debt costs, were convertible at the option of the holder into common shares of the Company at any time prior to maturity at a conversion price of $6.50 per share subject to adjustment in certain events. The Debentures would have matured on July 15, 2002, and were redeemable at the option of the Company at any time on or after July 15, 1995, at a premium which declined as the Debentures approached maturity. The Debenture holders also had the option to require the Company to repurchase the Debentures, in whole or in part, in certain circumstances involving a change in control of the Company as defined in the indenture covering the Debentures (the "Indenture"). However, a change in control, as defined in the Indenture, would have created an event of default under the Credit Facility and, as a result, any repurchase would, absent a waiver, have been blocked by the subordination provisions of the Indenture until the Credit Facility (and any other senior indebtedness of the Company and senior indebtedness of Restaurants with respect to which there was a payment default) had been repaid in full. The Debentures were unconditionally guaranteed on a subordinated basis by Restaurants. They were subordinated to all existing and future senior indebtedness of the Company and Restaurants. As a condition to closing of the Transaction, the obligations of the Company under the Debentures were assumed by Shoney's, with the Company being released from all obligations under the Debentures.

      CREDIT FACILITY - Restaurants' Credit Facility with a syndicate of banks (the "Banks") was amended and restated as of January 31, 1995. The Credit Facility as amended, restricted total borrowings available under the Credit Facility to $40,000,000 and revised certain financial covenant ratios and required the collateralization of additional properties. On February 29, 1996, in connection with the Transaction, the Credit Facility was amended to revise certain financial covenants to allow for a charge of up to $25,000,000 to be taken by the Company to write-down the carrying value of assets as discussed in Note 2 to the consolidated financial statements.

      Borrowings under the Credit Facility, at Restaurants' option, bore interest at either a defined base rate or a rate based on the London Interbank Offered Rate. The weighted average interest rate on the amount outstanding was 8.5% for 1995. Restaurants paid certain fees and expenses to the Banks in connection with the original commitment letter which, along with other costs associated with the Original Credit Facilities, totaled approximately $2,000,000 and also agreed to indemnify the Banks against certain liabilities. Restaurants also paid an amendment fee of $80,000 and costs of $470,000 for its Second Amended and Restated Credit Agreement dated January 31, 1995. Restaurants also paid a fee based on the Eurodollar rate, 2.5% at December 31, 1995, in connection with letters of credit issued and a commitment fee equal to 0.50% per annum on the average daily unused amount of the Credit Facility. The terms of the Credit Facility required that the fee paid on borrowings and letters of credit be increased by .50% effective January 31, 1995.

      Borrowings under the Credit Facility were secured by all shares of the capital stock of Restaurants, whenever issued, intercompany debt of Restaurants owed to the Company and ground lease mortgages with respect to certain premises in which the land was currently leased but the building located thereon was owned by Restaurants. In addition, the Banks exercised their rights to obtain, as security, assignments of other leases and/or mortgages on real property currently owned or subsequently acquired. However, Restaurants had rights to finance certain of these properties and obtain a release of the collateral under certain conditions. The Credit Facility limited the amount of additional indebtedness which Restaurants, the Company and their subsidiaries could incur and the aggregate annual amount to be spent on capital expenditures. In addition, the Credit Facility limited, among other things, the ability of Restaurants, the Company and their subsidiaries to pay dividends, create liens, sell assets, engage in mergers or acquisitions and make investments in subsidiaries. Restaurants could not transfer amounts to the Company except for the payment of a management fee not to exceed $2,500,000 in each fiscal year and a dividend in an amount sufficient to pay interest on the Senior Debentures and the Debentures, in each case provided that no defaults under the Credit Facility existed either immediately before or after the transfer. Restaurants was also required to maintain certain financial ratios and defined levels of net worth.

      At December 31, 1995, $21,400,000 was drawn on the Credit Facility and letters of credit in the amount of $10,592,790 were outstanding, resulting in a remaining available balance of $8,007,210 under the revised Credit Facility. On September 9, 1996, the Credit Facility was repaid in full and terminated.

      NOTES PAYABLE - Notes payable as of December 31, 1995 consisted of obligations secured by buildings, land, equipment, and cash value life insurance policies with a net book value of $7,712,000.

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      The consolidated statement of net assets in liquidation reflects $1,533,000 as the Company's estimate of the total costs to complete the liquidation of the Company's obligations at December 29, 1996. Due to uncertainties inherent in the estimation process, the Company's estimates of these amounts may change in the near term.

      The following represents accrued expenses of the Company at December 31, 1995:

                                                                        1995
                                                                (DOLLARS IN THOUSANDS)
       Insurance                                                      $  14,117
       Reserve for restructuring                                          3,455
       Taxes other than income taxes                                      4,590
       Interest                                                           2,331
       Payroll and compensation                                           1,992
       Other                                                              4,119
                                                                      ---------

                                                                      $  30,604
                                                                      =========




      The Company is primarily self insured for general liability and workers' compensation risks supplemented by stop loss type insurance policies. The self-insurance liabilities included in accrued insurance at December 31, 1995 were approximately $13,560,000.

      During the fourth quarter of 1995, management received the 1995 actuarial study relating to its self insurance programs for workers' compensation and general liability. The study indicated a continued improvement in the Company's claims development which resulted in the reduction of projected ultimate losses. Accordingly, the Company reduced its accrual for workers' compensation by $3,500,000 and its accrual for general liability by $1,500,000 during 1995.

NOTE 9 - INCOME TAXES

      For federal income tax purposes, the Transaction will be treated as a reorganization within the meaning of Section 368(a)(1)(C) of the Internal Revenue Code of 1986, as amended, and accordingly, (a) no gain or loss will be recognized by Shoney's or the Company as a result of the Transaction; (b) the Company's shareholders will realize a gain or loss in connection with the Transaction in an amount equal to the difference between (i) the fair market value of the Shoney's Common Stock plus the amount of any cash received in the exchange, and (ii) their tax basis in the Company's Common Stock exchanged therefor, but no loss will be recognized by the Company's shareholders in connection with the Transaction, and any gain realized will be recognized only to the extent of any cash received in the Transaction, (c) the tax basis of the Shoney's Common Stock to be received by the Company's shareholders in connection with the Reorganization will be the same as the basis in the Company's Common Stock surrendered in exchange therefor, reduced by the amount of any cash received in the Transaction and increased by the of any gain recognized in the Transaction (other than any gain recognized on the amount allocable to a fractional share of interest for which cash is received); and (d) the holding period of the Shoney's Common Stock to be received by the Company's shareholders in connection with the Transaction will include the holding period of the Company's Common Stock surrendered in exchange therefore, provided that the Company's Common Stock is held as a capital asset. The provision (benefit) for income taxes on continuing operations for 1995 and 1994 is as follows:

                                                                 1995           1994
                                                               (DOLLARS IN THOUSANDS)
       Current:
         Federal                                                $  (5,445)    $    3
         State and local                                             (905)
                                                                ---------     ------

                                                                   (6,350)         3
                                                                ---------     ------

       Deferred:
         Federal                                                                  (3)
         State and local
                                                                ---------     ------

                                                                $  (6,350)    $    0
                                                                =========     ======

      The provision (benefit) for income taxes was different from the amount that would have been computed by multiplying the income (loss) before provision (benefit) for income taxes by the statutory U.S. federal income tax rates for the following reasons:

                                                                           1995     1994
                                                                    (DOLLARS IN THOUSANDS)
       Provision (benefit) at statutory rate                           $ (6,181) $(1,264)
       Goodwill and other nondeductible items                             6,442      476
       Targeted jobs tax credit                                            (134)    (318)
       Tip credits                                                         (351)    (388)
       Valuation allowance                                               (5,679)   1,454
       Other                                                                447       40
                                                                       --------  -------

       Income tax provision (benefit) on continuing operations         $ (6,350) $     0
                                                                       ========  =======


      The tax effects of principal temporary differences in 1995 are shown in the following table:

                                                      ASSETS   LIABILITIES       TOTAL
                                                      -------  -----------       -----
                                                           (DOLLARS IN THOUSANDS)
       Additional inventory costs for tax              $   275  $      0        $   275
       Net operating loss and contributions                663                      663
       Reserves and accrued expenses                     5,737                    5,737
       Unamortized pre-opening expenses                     16                       16
       Other                                               682      (282)           400
       Valuation allowance                              (1,363)                  (1,363)
                                                       -------  --------        -------

                 Current                                 6,010      (282)         5,728
                                                       -------  --------        -------


       Unamortized intangible assets                              (1,230)        (1,230)
       Excess tax over book depreciation and                      14,550)       (14,550)
       Deferred compensation                               561                      561
       Reserves and accrued expenses                     4,973                    4,973
       AMT, net operating loss and targeted job
         credit carryforward                            11,799                   11,799
       Other                                               433    (4,239)        (3,806)
       Valuation allowance                              (3,284)                  (3,283)
                                                       -------  --------        -------

                 Total noncurrent                       14,482   (20,019)        (5,537)
                                                       -------  --------        -------
                 Total                                 $20,492  $(20,301)       $  191
                                                       =======  ========        =======




Other current assets included an income tax refund receivable of $600,000 in 1995.

The valuation allowance at December 31, 1995 of $4,647,000 resulted from an increase in net operating loss carryforwards in excess of deferred liabilities.

The Company had tax carryforwards at December 31, 1995 expiring as follows:

                                            NET       TARGETED
                                         OPERATING    JOBS TAX   TIP CREDIT
       EXPIRATION       CONTRIBUTIONS      LOSS        CREDIT
       1996
       1997              $    415
       1998                   703
       2003                   779                      $   330
       2004                                                403
       2005                                                304
       2006                                                501
       2007                              $   2,818         714
       2008                                 12,131         159
       2009                                    363         489   $  589
       2010                                                206
                         --------        ---------     -------   ------

                         $  1,894        $  15,312     $ 3,106   $1,130
                         ========        =========     =======   ======




The use of these carryforwards was limited to future taxable income. Alternative minimum tax credits totaled $2,394,000 and could have been carried forward indefinitely.

The provision (benefit) for income taxes during 1995 consisted of the following:



                                                               STATE AND
                                            FEDERAL              LOCAL          TOTAL
       Continuing operations                 $(5,445)         $   (905)       $ (6,350)

       Discontinued Operations:
         Gain on disposal                      5,445               905           6,350
                                             -------          --------        --------


         Net benefit                         $   -            $   -           $   -
                                             =======          ========        ========

NOTE 10 - LITIGATION

      Porpoise Asset Management and Lawrence Capital Management, Inc. v. J. Gary Sharp, et al.; Brock Weiner. TPI Enterprises, Inc., et al. and Crandon Capital Partners, et al. v. TPI Enterprises, Inc., et al.

      During 1995, three shareholder lawsuits were filed against the Company and its Board of Directors. The Plaintiffs alleged, among other things, that the Company's shareholders would receive inadequate consideration in the proposed Transaction, that the Transaction was the result of unfair dealing and economic coercion and that the Directors breached their fiduciary duties to the Company's shareholders to maximize shareholder value. The plaintiffs sought class action status and to enjoin the proposed transaction and recover damages. The Company signed a letter of understanding dated March 15, 1996 for settlement of these three lawsuits, which was subject to several conditions, including Court approval of the settlement and the closing of the Transaction. Pursuant to the letter of understanding, as consideration for the consolidation and settlement of the three above lawsuits, TPI agreed to pay the legal fees and expenses of counsel to the plaintiffs in an amount not to exceed $250,000. On October 29, 1996, the Superior Court of New Jersey entered an Order and Final Judgment consolidating the three lawsuits, certifying the class and approving the settlement. On December 17, 1996, the $250,000 amount of the settlement was paid to the counsel to the plaintiffs.

      TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a Marlin Services and the Aetna Casualty and Surety Company and Marlin Electric, Inc. v. TPI Restaurants, Inc. and Related Matters.

      On March 7, 1996, the Company filed a civil action in the Circuit Court of Palm Beach County; captioned TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a Marlin Services, Inc. ("Marlin") and The Aetna Casualty and Surety Company. The Company contended, among other things, that Marlin breached terms of a maintenance service agreement that Restaurants had entered into with Marlin by failing to perform timely maintenance as required by the agreement, overcharging for parts and materials, improperly billing for labor and improperly charging for overhead. On March 7, 1996, Marlin filed a separate action in the U.S. District Court of Virginia against Restaurants alleging among other things that Restaurants breached its contract with Marlin by failing to pay amounts owed under the contract. Marlin claimed damages in excess of $2.2 million through March 1996.

      On June 27, 1996, the Company entered into a settlement with Marlin. The settlement provides for the payment to Marlin of an aggregate of $1,150,000 in cash in settlement of the civil action brought by Marlin against Restaurants. Under the terms of the settlement agreement, Marlin shall be obligated to use settlement proceeds to fulfill its obligations with all subcontractors hired by Marlin to perform work under Marlin's maintenance service agreement with Restaurants, and Marlin shall be entitled to the excess, if any, after all of the subcontractors have been paid. No payment shall be made to any subcontractor unless the subcontractor fully releases Restaurants from any liability and releases all liens, if any, filed against Restaurants. As part of the settlement, mutual releases have been exchanged among the parties and the two civil actions will be dismissed. Based on the terms of the settlement, the Company currently estimates that it will spend an aggregate of $1,500,000 to settle this action, including related legal costs. As of December 29, 1996, approximately $963,000 of the $1,150,000 had been paid related to this settlement.

      On March 12, 1997, the Company reached an agreement with Marlin whereby the Company agreed to pay Marlin $95,000 of the remaining settlement funds on or before March 18, 1997. The remainder of the settlement funds in the amount of approximately $48,000 will be held by the Company in an escrow account until such time as the Company is satisfied that Marlin has complied with all remaining obligations under the original settlement agreement. Marlin will not be able to apply for these funds until February 1, 1998. The Company also has the right to pay any subcontractors directly from this fund.

      OTHER PROCEEDINGS

      To the Company's knowledge, the Company and its subsidiaries are not party to any other outstanding lawsuits.

NOTE 11 - SHAREHOLDERS' EQUITY

      Stock Option Plans - Officers and other key employees had been granted options to purchase common shares under nonqualified stock option plans adopted in 1982, 1983, 1984 and 1992. In addition 165,000 shares of the Company's common stock were reserved under the 1992 stock option plan for non-employee directors. Options were generally granted at the market price on the date of grant and generally became exercisable in 20% increments over a five-year period and expired ten years from the date of grant. At September 8, 1996 an aggregate of 1,873,707 common shares were reserved under these plans. Of the $4,735,000 in Retained Cash (Note
      2), a maximum of approximately $400,000 will be required to be retained by the Company for the benefit of holders of the stock options of the Company which were assumed by Shoney's in the Transaction ("Shoney's Options"), until such time as such options are exercised, are terminated, or expire. Under the Company's Plan of Complete Liquidation, if Shoney's Options are not exercised prior to the final liquidating distribution record date, such cash, after providing for the expenses of the distribution thereof, will be distributed to the Company's shareholders. The Company's stock option transactions are summarized as follows:

                                              Number of        Exercise Price
                                               Options           per Option
                                              ---------        --------------

      Outstanding at December 26, 1993        2,144,260        $5.00 - $10.88
        Granted                                 117,500        $9.18 - $ 9.75
        Exercised                                (6,650)       $6.25 - $ 7.00
        Cancelled or lapsed                     (17,750)       $6.25 - $ 8.38
                                              ---------
      Outstanding at December 25, 1994        2,237,360        $5.00 - $10.88
        Granted                                  52,500        $3.88 - $ 5.69
        Cancelled or lapsed                    (215,550)       $5.75 - $ 8.38
                                              ---------
      Outstanding at December 31, 1995        2,074,310        $3.88 - $10.88
        Granted                                   7,497        $2.50 - $ 2.50
        Cancelled or lapsed                    (208,100)       $6.25 - $ 8.38
                                              ---------
      Outstanding at September 8, 1996        1,873,707        $2.50 - $10.88
                                              =========


      Employee Stock Purchase Plan - On December 16, 1994, the Company and certain subsidiaries adopted the 1995 Employee Stock Purchase Plan, (the "1995 Employee Plan") pursuant to which 1,000,000 shares of the Company's common stock could have been purchased at 85% of the fair market value of the Company's common stock on the first or last day of each of thirteen purchase periods. The 1995 Employee Plan was open to all active adult employees of the Company and Restaurants who had been employed for at least six months, customarily worked more than 20 hours per week and had more than five months per year, and were not directors or 5% shareholders of the Company or any subsidiary, as defined in the Employee Plan. Employees could have designated up to 10% of their compensation for the purchase of shares, which was consistent with the prior period. During 1996, 1995 and 1994, 36,879, 82,239 and 90,932 shares, respectively, were issued under the Employee Plan at prices ranging from $2.13 to $3.13 per share in 1996, $2.92 to $4.57 per share in 1995 and $3.77 to $8.29 per share in 1994. Aggregate purchases were approximately $91,000, $305,000 and $532,000 in 1996, 1995 and 1994, respectively. On August 12, 1996, the 1995 Employee Plan was terminated.


NOTE 12 - EMPLOYMENT AGREEMENTS, DEFERRED COMPENSATION AND RETIREMENT PLAN

      EMPLOYMENT AGREEMENTS - The employment agreements of J. Gary Sharp, who until the consummation of the Transaction was the President, Chief Executive Officer and a director of the Company, and Frederick W. Burford, who until the consummation of the Transaction was the Executive Vice President, Chief Financial Officer, Secretary and a director of the Company, were with both the Company and Restaurants, and the severance provisions therein were triggered by the Transaction. Mr. Sharp and Mr. Burford received severance payments, which were paid out of the cash allocated the Company for Specified Wind-up Expenses. The amounts paid to Messrs. Sharp and Burford were approximately $802,000 and $345,000, respectively. The terms of the employment agreements of Messrs. Sharp and Burford provided that each will be deemed to be an "employee" of Restaurants for a period of one year following the termination of his employment agreement solely for purposes of retaining the exerciseability of his stock options assumed by Shoney's during that period.

      Pursuant to an agreement dated as of September 9, 1996, Mr. Burford agreed to serve as the President, Chief Financial Officer and Secretary of the Company from and after the consummation of the Transaction until the later of (i) six months following publication of the notice of dissolution of the Company or (ii) the second distribution to the shareholders of the Company (the "Resignation Date"). This date is expected to occur in early September, 1996. Mr. Burford shall be primarily responsible for performing administrative functions in connection with the dissolution and liquidation of the Company. For his services through the Resignation Date, Mr. Burford will receive a payment of $170,000, less applicable withholding, which amount includes reimbursement of Mr. Burford's reasonable out-of-pocket expenses. Expenses will be reimbursed as incurred, subject to prior approval of the Company's Board of Directors, and the remaining portion of the $170,000, less applicable withholding will be payable in a lump sum on the Resignation Date.

      At December 31, 1995, the Company had various employment agreements with a former executive which stipulated that the Company would pay the executive upon a favorable outcome of the courts, 1% of the gross proceeds relating to a specified lawsuit. The Company recorded a provision of $300,000 for the settlement of this obligation. The payment of this amount in 1996 released the Company from further obligations under the executive's employment contracts except for his 1994 Agreement which stipulated that he was to receive three (3) years' salary at his present rate in the event of a change in control of the Company. The aggregate maximum commitment for future salaries under this agreement was $675,000. During 1996, the executive resigned and the Company entered into a settlement agreement with him for $250,000. The Company paid this amount during the first quarter of 1996. In addition, the 1994 results of operations included a provision of $1,600,000 resulting from the retirement of the Company's then Chairman of the Board, effective January 31, 1995. The provision included all amounts due under his current employment contracts. The agreement also stipulated that the Company will pay the former Chairman of the Board, upon a favorable outcome of the courts, 5% of the gross proceeds relating to a specified lawsuit. The Company provided $1,500,000 in 1995 to pay this obligation. The amount was paid during the first quarter of 1996.

      The Company was also committed to certain individuals to pay them one year's salary in the event that their employment was terminated without cause within two years of their move to Florida in connection with the Company's relocation of its corporate offices during 1995. The Company paid approximately $600,000 to employees during the fourth quarter of 1996 as a result of the Transaction.

      DEFERRED COMPENSATION AGREEMENTS - Deferred compensation of $1,596,000 included in other liabilities at December 31, 1995 related to agreements with two former officers of Restaurants. Due to interest rate fluctuations occurring at the measurement date, the Company recorded a $179,000 charge to operations and a $562,000 increase in operations during the fourth quarter of 1995 and 1994, respectively.

      401(K) RETIREMENT PLAN - The Company established the TPI Enterprises,
      Inc. 401(k) Retirement Savings Plan (the "Plan") effective January 1, 1995. The Plan was a deferred contribution plan which is administered by NationsBank and participates in the NationsBank Defined contribution Master Plan. Employees become eligible to participate after 1,000 hours of service. The Company was required to match employee contributions at 25%, up to a maximum of 6% of a participant's eligible salary. The Company's contribution to the Plan was in the form of shares of the Company's common stock. The Company made contributions to the Plan aggregating approximately $94,000 and $181,000 during 1996 and 1995, respectively. In connection with the Transaction, the Board of Directors approved the termination of this Plan and the Company is in the process of filing the proper notifications with the Department of Labor. All contributions to the Plan ceased in September 1996.

NOTE 13  - DISCONTINUED OPERATIONS

      Discontinued operations for 1995 included a gain of $10,113,000, net of income taxes of $6,350,000 relating to the settlement of litigation.

NOTE 14- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The Company's fiscal year is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve, twelve and twelve or thirteen weeks, respectively. During the fourth quarter of 1995, the Company recorded a $17,000,000 allowance for asset valuation (Note 2), a $10,113,000 gain, net of income taxes, from a litigation settlement (Note 13), $5,000,000 reduction of insurance reserves and a $2,880,000 reduction of restructure reserves.


                                         FIRST           SECOND          THIRD          FOURTH
                                        QUARTER         QUARTER         QUARTER        QUARTER
                                        -------------------------------------------------------
                                                           (DOLLARS IN THOUSANDS)
       Quarter ended - 1996
                                                                            (1)            (1)
       Net sales                        $84,934        $66,356         $43,929             NA
       Gross profit                       6,440          5,726           3,345             NA
       Net income (loss)                 10,615        (10,189)          3,982             NA
       Primary earning per share           0.51          (0.49)             NA             NA


       Quarter ended - 1995

       Net sales                        $83,744        $67,241         $65,492        $67,101
       Gross profit                       8,362          7,040           3,884          7,572
       Net income (loss from
       continuing operations             (1,505)          (759)           (947)        (8,098)
       Net income (loss)                 (1,505)          (759)           (947)         2,015
       Primary earnings per share:
       Continuing operations              (0.07)         (0.04)          (0.05)          (.39)
       Net income (loss)                  (0.07)         (0.04)          (0.05)           .10




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

      (1) Due to the Transaction with Shoney's during the third quarter of 1996, certain amounts are not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in, or disagreements with, accountants during 1996.


PART III

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the Company's executive officers as of March 20, 1997:

NAME                      AGE              POSITIONS HELD WITH THE COMPANY
Frederick W. Burford      46               President, Chief Financial Officer and Secretary

Paul J. Siu               62               Assistant Secretary

Frederick W. Burford joined Restaurants in November 1991, after 14 years in top management positions at The Promus Companies (formerly Holiday Corporation). Mr. Burford was a Corporate Vice President and served in capacities as both Treasurer and Controller of the Promus Companies. Mr. Burford was elected Vice President, Chief Financial Officer, Treasurer and a Director of Restaurants in November 1991. He was named Executive Vice President, Chief Financial Officer, and a Director of the Company in March 1993. Effective September 9, 1996, Mr. Burford was elected as the Company's President, Chief Financial Officer and Secretary.

Paul J. Siu joined the Board of Directors of the Company in September 1986 and served in that capacity until September 9, 1996 at which time he was also elected Assistant Secretary.

ITEM 11.    EXECUTIVE COMPENSATION

The Summary Compensation Table set forth below shows the compensation for the past three years for Frederick W. Burford, the Company's President, Chief Financial Officer and Secretary, J. Gary Sharp, the Company's President and Chief Executive Officer until September 9, 1996, and Haney A. Long, Jr. Restaurants' Vice President of Procurement and Distribution (the "Named Executive Officers").


                                                SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                         ------------------------------      ---------------------------
                                                                               OTHER
       NAME AND PRINCIPAL                                                      ANNUAL         AWARDS                 OTHER
        POSITION                         YEAR    SALARY($)     BONUS($)      COMPENSATION ($) OPTIONS(#)          COMPENSATION ($)
       ------------------------------    ----    ---------     --------      ---------------- ----------          ----------------
       Frederick W. Burford(1)           1996    $169,021                                                       $ 355,901     (5)
        President, Chief Financial       1995     234,084      $ 30,000                          30,000    (4)     24,171     (6)
        Officer and Secretary            1994     197,953        30,000      $50,774                               55,206     (7)

       J. Gary Sharp (2)                 1996     242,721                                                         814,437     (8)
        President and Chief Executive    1995     319,065
        Officer Prior to September 9,    1994     303,594                                       100,000    (4)
        1996

       Haney A. Long, Jr. (3)            1996     162,924
        Vice President of Procurement    1995     253,211       124,284                                             6,405     (9)
        and Distribution Prior to        1994     217,440       142,977       84,684                              105,388    (10)
        September 9, 1996
       -------------------------

       (1) Mr. Burford was named as President, Chief Financial Officer and Secretary effective September 9, 1996 in connection with the Transaction

       (2) Mr. Sharp resigned from the Company on September 9, 1996 in connection with the Transaction.

       (3)  Mr. Long took a position with Shoney's in September 1996.

       (4) Options with respect to the 100,000 and 30,000 of common stock for Mr. Sharp and Mr. Burford, respectively, became exercisable in 10% increments tied to increases in the trading prices of the Company's Common Stock. Such options were assumed by Shoney's in the transaction.

       (5) Represents amounts received by Mr. Burford as a severance payment in connection with the Transaction.

            See "Employment Contracts, Termination of Employment and Change in Control Arrangements."

       (6)  Represents $24,171 in moving expenses paid to Mr. Burford in 1995.

       (7)  Represents $55,206 in moving expenses paid to Mr. Burford in 1994.

       (8) Represents amounts received by Mr. Sharp as a severance payment in connection with the Transaction.

            See "Employment Contracts, Termination of Employment and Change in Control Arrangements."

       (9)  Represents $6,406 in moving expenses paid to Mr. Long in 1995.

       (10) Represents $105,388 in moving expenses to Mr. Long in 1994.

No Named Executive Officer was granted or exercised stock options in 1996. In connection with the Transaction, all of the Company's stock options were assumed by Shoney's. Therefore, no Named Executive Officer holds stock options to purchase shares of the Company's Common Stock.

The additional information required per Item 10 including Board Compensation Committee Report on Executive Compensation and a Performance Graph are not considered necessary due to the Company's liquidation status.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS.

The employment agreement of J. Gary Sharp, who until the comsummation of the Transaction was the President, Chief Executive Officer and a director of the Company, and Frederick W. Burford, who until the consummation of the Transaction was the Executive Vice President, Chief Financial Officer and a director of the Company, were with both the Company and Restaurants, and the severance provisions therein were triggered by the Transaction. Mr. Sharp and Mr. Burford received severance payments, which were paid out of the cash allocated to the Company for Specified Wind-up Expenses. The amounts paid to Messrs. Sharp and Burford were approximately $815,000 and $356,000, respectively. The terms of the employment agreements of Messrs Sharp and Burford provided that each will be deemed to be an "employee" of Restaurants for a period of one year following the termination of his employment agreement solely for purposes of retaining the exerciseability of his stock options assumed by Shoney's during that period.

Pursuant to an agreement dated as of September 9, 1996, Mr. Burford agreed to serve as the President, Chief Financial Officer and Secretary of the Company from and after the consummation of the Transaction until the later to occur of
(i) six months following publication of the notice of dissolution of the Company and (ii) the second distribution to the shareholders of the Company (the "Resignation Date"). This date is expected to occur in early September, 1996. Mr. Burford shall be primarily responsible for performing administrative functions in connection with the dissolution and liquidation of the Company.
For his services through the Resignation Date, Mr. Burford will receive a payment of $170,000, less applicable withholding, which amount includes reimbursement of Mr. Burford's reasonable out-of-pocket expenses. Expenses will be reimbursed as incurred, subject to prior approval of the Company's Board, and the remaining portion of the $170,000, less applicable withholding will be payable in a lump sum on the Resignation Date.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of March 24, 1997, the number and percentage of outstanding shares of Common Stock beneficially owned by beneficial holders of 5% or more of the Company's Common Stock, directors, each of the Named Executive Officers, and directors and executive officers as a group. The number of shares owned are those "beneficially owned," as determined under Rule 13d-3 promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the information set forth herein is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which a person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has sole or shared voting power or investment power, and also any shares that the person has the right to acquire within 60 days of March 24, 1997 through the exercise of any option, warrant or right, through conversion of any security, or pursuant to the automatic termination or power of revocation of a trust, discretionary account or similar arrangement. In connection with the Transaction, all of the Company's stock options and 8 1/4% debentures were assumed by Shoney's and the ownership of such securities are not deemed to be beneficial ownership of shares of the Company's Common Stock.

                                                                                            COMMON STOCK
                                                                                         BENEFICIALLY OWNED
                                                                                           AND APPROXIMATE
                                                                                          PERCENTAGE OF CLASS
       NAME                                                                              AS OF MARCH 24, 1997
       ---------------------
       Frederick W. Burford                                                                2,827               *
       J. Gary Sharp                                                                      45,955       (1)     *
       Paul J. Siu                                                                         1,800               *
       Osvaldo Cisneros                                                                2,490,000       (2)  12.0 %
       The Airlie Group L.P.                                                           1,589,703       (3)   7.7 %
       Haney A. Long, Jr.                                                                  1,648       (4)     *
       All executive officers and directors as a group (two persons)                       4,627               *


*  Less than one percent (1%).

(1)      Mr. Sharp's address is 113 Ridge Drive, Linville, North
         Carolina 28646. Mr. Sharp resigned from the Company in connection with the Transaction.
(2) Mr. Cisneros' address is Aptd. 70519, Los Ruices, Caracas, Venezuela. Includes 1,500,000 shares of Common Stock owned by Balanchine Corporation over which Mr. Cisneros has the right to provide instructions as to voting, disposition and receipt of dividends and thus may be deemed to have shared voting and shared dispositive power over such shares. Also includes 990,000 shares of Common Shares beneficially owned by Inversiones Macuto S.A. of which Mr. Cisneros is the sole shareholder, and thus he may be deemed to beneficially own any shares of Common Stock beneficially owned by Inversiones Macuto S.A. Mr. Cisneros may be deemed to have sole voting power over and sole dispositive power over all such shares of Common Stock.
(3) The address of The Airlie Group L.P. is 220 Main Street, Fort Worth, Texas 76102-3131.
(4) Mr. Long's address is c/o Shoney's, Inc., 1727 Elm Hill Pike, Nashville, Tennessee 37210. Mr. Long took a position with Shoney's in September 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 (N\A)

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS/SCHEDULES                                                  PAGE
    1.  The following financial statements of the Company have been filed under
        Item 8 hereto:

        Independent Auditor's Report                                                 11

        Consolidated Statement of Net Assets in Liquidation as of December 29,
        1996                                                                         12

        Consolidated Balance Sheet as of December 31, 1995                           13

        Consolidated Statement of Income (Loss) and Changes in Net Assets in
        Liquidation for the Fiscal Year Ended December 29, 1996 and Consolidated
        Statements of Operations for the Two Fiscal Years in the Period Ended
        December 31, 1995                                                            15

        Consolidated Statements of Shareholders' Equity for the Two
        Fiscal Years in the Period Ended December 31, 1995                           17

        Consolidated Statements of Cash Flows for each of the Three Fiscal Years
        in the Period Ended December 29, 1996                                        18

        Notes to Consolidated Financial Statements                                   20

    2.  The following financial statement schedule for the three years ended
        December 29, 1996 is filed herewith at the page indicated:

        Schedule II - Reserves                                                      S-1



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

 (D)  EXHIBITS

 All exhibits required by Item 601 of Regulation S-K are listed on the accompanying "Exhibit Index" described in (b) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                    TPI ENTERPRISES, INC.
                                                                    --------------------------
                                                                             Registrant


Date:  March 28, 1997

                                                                    By:                /s/ Frederick W. Burford
                                                                        ----------------------------------------
                                                                        Frederick W. Burford
                                                                        President, Chief Financial Officer and
                                                                        Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Frederick  W. Burford         President, Chief Financial Officer, Secretary
  -------------------------         and Director (Principal Financial and Accounting         March 28, 1997
  Frederick W. Burford              Officer)


  /s/ Paul James Siu                Assistant Secretary and Director                         March 28, 1997
  ------------------
  Paul James Siu

EXHIBIT
NO.                              DESCRIPTION

3.1(P) Restated Certificate of Incorporation and Certificate of Amendment dated March 25, 1987 (2); Certificate of Amendment dated November 10, 1988 (2)

3.2(P) By-laws as amended through December 18, 1987 (5), Amendment thereto dated November 9, 1988 (7), Amendment thereto dated May 15, 1989 (8), Amendment thereto dated April 27, 1990 (6), Amendment thereto dated March 9, 1992 (5), and Amendment thereto dated March 19, 1993 (4)

3.3      Certificate of Dissolution filed December 31, 1996

10.1(P) Plan of Tax-Free Reorganization under Section 368(a)(1)(C) of the Internal Revenue Code and Agreement dated as of March 15, 1996 among Shoney's, Inc., TPI Restaurants Acquisition Corporation and Registrant
         (11) and Amendment No. 1 thereto dated June 14, 1996 (12)

10.2     Plan of Complete Liquidation

10.3(P)  TPI Enterprises, Inc. 1995 Employee Stock Purchase Plan (2)

10.4(P) Amended and Restated TPI Enterprises, Inc. Employee Stock Purchase Plan Trust Agreement (2)

10.5(P)  NationsBank Defined Contribution Master Plan and Trust Agreement (2)

10.6(P) Termination Agreement dated November 19, 1992 between Registrant and Robert A. Kennedy (2), Amendment to Termination Agreement dated December 31, 1993 (3); Agreement dated February 20, 1995 (2); and letter dated March 19, 1996 (1)

10.7(P) Termination Agreement, Receipt and Release dated as of January 31, 1995 between Registrant, Maxcell Telecom Plus, Inc., and Stephen R. Cohen
         (10)

10.8(P) Employment Agreement dated as of January 13, 1994, between Registrant and J. Gary Sharp (3)*

10.9(P) Employment Agreement dated as of January 1, 1995, between Registrant, Restaurants and Frederick W. Burford (2)*

10.10(P) Employment Agreement dated as of January 1, 1993 between Restaurants and Haney A. Long, Jr. (2)*

10.11(P) Stipulation and Agreement of Compromise and Settlement, dated January
         6, 1988, among Robert M. Gintel, Ralph I. Reis, Daniel Schoonover, Stephen R. Cohen, Thomas J. Burger, Joseph P. Gowan, Ira M. Lieberman, Robert A. Kennedy, and Registrant (4)

10.12(P) Second Amended and Restated Credit Agreement dated January 31, 1995 by and among TPI Restaurants, Inc., the banks party thereto, The Bank of New York as Administrative Agent and NationsBank of North Carolina, N.A., as Collateral Agent (the "Collateral Agent")(10); and Amendment No. 1 to the Second Amended and Restated Agreement dated as of February 29, 1996(1)

EXHIBIT
NO.                              DESCRIPTION

21       Subsidiaries of Registrant

27       Financial Data Schedule (for SEC use only)

-------

(1) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 as amended by Form 10-K/A No. 1 and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 25, 1994 as amended by Form 10-K/A No. 1 and incorporated herein by reference.

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

(7) Filed as an exhibit to Registrant's Current Report on Form 8-K dated March 4, 1991, and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's Registration Statement on Form S-8 (No. 33-30551), dated August 16, 1989, and incorporated herein by reference.

(9) Filed as an exhibit to Restaurant's Registration Restatement on Form S-1 (No. 2-72119), dated May 5, 1981, and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 7, 1995, and incorporated herein be reference.

(11) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated March 19, 1996, and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 14, 1996, and incorporated herein by reference.

*        Management agreement.

SCHEDULE II

TPI RESTAURANTS, INC. AND SUBSIDIARIES
RESERVES
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                         ADDITIONS
                                         BALANCE AT       ADDITIONS      CHARGED TO      DEDUCTIONS        BALANCE AT
                                        BEGINNING OF     CHARGED TO        OTHER            FROM             END OF
                                           PERIOD        OPERATIONS      ACCOUNTS         RESERVES           PERIOD
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:
    Year ended December 31, 1996          $   125          $   -          $   -           $   125 (2)        $   -
    Year ended December 31, 1995          $    59          $    66        $   -           $   -              $   125
    Year ended December 25, 1994              -            $    59        $   -           $   -              $    59

ALLOWANCE FOR
  RESTRUCTURING RESERVES:
    Year ended December 31, 1996          $ 8,752          $   -          $   -           $ 8,752 (2)        $   -
    Year ended December 31, 1995          $12,430          $   -          $   -           $ 3,678 (1)        $ 8,752
    Year ended December 25, 1994          $18,695          $   -          $   -           $ 6,265 (1)        $12,430

ALLOWANCE FOR ASSET
  VALUATION:
    Year ended December 31, 1996          $17,000          $   -          $   -           $17,000 (2)
    Year ended December 31, 1995          $   -            $   -          $17,000         $   -              $17,000
    Year ended Decenber 25, 1994          $   -            $   -          $   -           $   -              $   -


(1) Represents deduction for the write-off of assets and changes in assumptions in connection with the Company's restructure plan. See Note 3.
(2) Relates to activity in reserve and Transaction with Shoney's.