Form 10-Q
period 1997-04-20
TPI ENTERPRISES INC
filed 1997-06-04
CIK 96919

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



For the quarterly period ended April 20, 1997      Commission file number 0-7961



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

     The number of shares outstanding of the registrant's common stock is 20,664,512 as of May 21, 1997.

================================================================================

PART I - FINANCIAL INFORMATION


Companies for which information is furnished:

   TPI Enterprises, Inc.
   Telecom Plus Shared Tenants Services, Inc.
   Maxcell Telecom Plus, Inc.
   TPI Restaurants, Inc.(1)
   Insurex Agency, Inc. (1)(2)
   Insurex Benefit Administrators, Inc. (1)(2)
   TPI Entertainment, Inc. (1)
   TPI West Palm, Inc. (1) (2)
   TPI Commissary, Inc.(1) (2)
   TPI Transportation, Inc.(1) (2)
   TPI Insurance Corporation (1)

(1) Subsidiaries were sold to Shoney's, Inc. in a transaction consummated on September 9, 1996. See Note 2 to Notes to Consolidated Financial Statements.


(2) Wholly-owned subsidiaries of TPI Restaurants, Inc.

ITEM 1.  FINANCIAL STATEMENTS


TPI ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
--------------------------------------------------------------------------------


                                                                       APRIL 20,           DECEMBER 29,
                                                                          1997                1996
                                                                         ------              ------
                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents                                                $  870              $1,190
Investments                                                               5,170               5,078
                                                                         ------              ------

     Total assets                                                         6,040               6,268

LIABILITIES
Reserve for estimated costs during the period of liquidation                863               1,053
Accrued expenses                                                            342                 480
                                                                         ------              ------

     Total liabilities                                                    1,205               1,533
                                                                         ------              ------

NET ASSETS IN LIQUIDATION                                                $4,835              $4,735
                                                                         ------              ------







See notes to consolidated financial statements.

TPI ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
--------------------------------------------------------------------------------

                                                                                    (DOLLARS IN THOUSANDS)

NET ASSETS IN LIQUIDATION, DECEMBER 29, 1996                                                $4,735

Investment Earnings                                                                            100
                                                                                            ------

NET ASSETS IN LIQUIDATION, APRIL 20, 1997                                                   $4,835
                                                                                            ======

See notes to consolidated financial statements.

TPI ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------

                                                          April 21
                                                            1996
                                                   ---------------------
                                                   (DOLLARS IN THOUSANDS)

RESTAURANT REVENUES                                      $ 84,934

COSTS AND EXPENSES:
 Food, supplies and uniforms                               31,033
 Restaurant labor and benefits                             27,458
 Restaurant depreciation and amortization                   3,594
 Other restaurant operating expenses                       16,409
 General and administrative expenses                        6,968
 Provision for asset valuation                            (16,167)
 Restructuring                                                (34)
 Other                                                      1,866
                                                         --------

     Total costs and expenses                              71,127
                                                         --------

OPERATING INCOME                                           13,807

OTHER INCOME AND EXPENSES:
 Interest income                                              305
 Interest expense                                          (3,497)
                                                         --------

     Total other income and expenses                        3,192
                                                         --------
INCOME BEFORE PROVISION
 FOR INCOME TAXES                                          10,615

PROVISION FOR INCOME TAXES                                      -
                                                         --------

NET INCOME                                               $ 10,615
                                                         ========

Net income per common share                              $   0.51
                                                         --------

Weighted average number of common
 and common equivalent shares outstanding                  20,615
                                                         --------


See notes to consolidated financial statements.

TPI ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------


                                                                                             QUARTER ENDED
                                                                                                APRIL 21,
                                                                                                  1996
                                                                                              -----------
                                                                                              (DOLLARS IN
                                                                                               THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                     $ 10,615
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                                    5,146
  Deferred income taxes                                                                             (185)
  Reserve for restructuring                                                                          (34)
  Provision for asset valuation                                                                  (16,167)
  Changes in assets and liabilities:
   Accounts receivable-trade                                                                         306
   Litigation settlement receivable                                                               30,000
   Inventories                                                                                     2,258
   Other current assets                                                                            1,593
   Other assets                                                                                     (118)
   Accounts payable-trade                                                                         (2,432)
   Accrued expenses and other current liabilities                                                (13,416)
   Reserve for restructuring                                                                        (510)
   Income taxes currently payable                                                                     22
   Other liabilities                                                                                 (62)
                                                                                                --------
     Net cash provided by operating activities                                                    17,016

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                                                            (1,360)
 Disposition of property and equipment                                                               509
 Other                                                                                                 5
                                                                                                --------
     Net cash used in investing activities                                                          (846)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on credit facilities                                                               2,500
 Other long-term debt payments                                                                      (432)
 Common shares issued                                                                                 33
                                                                                                --------
     Net cash provided by financing activities                                                     2,101
                                                                                                --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         18,271

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     8,744
                                                                                                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $ 27,015
                                                                                                ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Non-cash transactions:
  Capitalized lease obligations entered into                                                    $    299
 Cash payments during the quarter for:
  Interest                                                                                         3,360
  Income taxes paid                                                                                  200


See notes to consolidated financial statements.

TPI ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

    CONSOLIDATED FINANCIAL STATEMENTS - The consolidated statement of net assets in liquidation as of April 20, 1997, the consolidated statement of changes in net assets in liquidation for the period ended April 20, 1997 and the consolidated statements of income and cash flows for the period ended April 21, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated change in net assets in liquidation for the period ended April 20, 1997 and the consolidated results of operations and cash flows for the period ended April 21, 1996 have been made. The Company's first quarter consists of a 16 week period with 12 week periods in each of the three remaining quarters.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the audited financial statements of the Company included in its Annual Report on Form 10-K for the year ended December 29, 1996.

    NET INCOME PER COMMON SHARE - As explained above in "Basis of
    Presentation", effective September 9, 1996, the Company adopted the liquidation basis of accounting, which reports an excess of assets over liabilities. Accordingly, the presentation of per common share information on a liquidation basis is not considered meaningful and has been omitted.

    Income (loss) per common share data for the sixteen weeks ended April 21, 1996 has been computed as that period is reported on the going concern basis of accounting. As the Company's options, warrants, and convertible debentures had an antidilutive effect during that period, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

    INVESTMENTS - The Company's $5,170,000 in investments at April 20, 1997 represent U.S. Treasury bills due June 13, 1997. At April 20, 1997, the cost of the investments, which includes accrued interest, approximates net realizable value.

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

    The Agreement entitled the Company to retain up to $7,500,000 in cash ("Retained Cash") and up to $7,350,000 to pay Specified Wind-up Expenses, in each case subject to certain adjustments. Approximately $1,150,000 in Retained Cash was exchanged for additional shares of Shoney's Common Stock pursuant to the Agreement, thereby reducing the amount of Retained Cash to approximately $6,350,000. Specified Wind-up Expenses (net of investment income) are currently estimated to be approximately $1,515,000 in excess of the $7,350,000 allotment. Such excess included a payment of approximately $1,300,000 to Shoney's at the Closing in settlement of certain liabilities or contingent liabilities which exceeded the liabilities agreed to be retained by Shoney's in the Agreement. The $1,300,000 payment included approximately $550,000 for Excess Repair and Maintenance Expenses (as defined in the Agreement).

    Current estimates indicate that Retained Cash will be $4,835,000, or $0.234 per share of the Company's Common Stock. This assumes that no liabilities of the Company, other than those presently known, arise prior to its liquidation. This amount also assumes that the Company's actual liabilities are the same in amount as its budgeted liabilities; such actual liabilities may be higher or lower. Of the $4,835,000, a maximum of up to approximately $400,000 will be required to be retained by the Company for the benefit of holders of the stock options of the Company which were assumed by Shoney's in the Transaction ("Shoney's Options"), until such time as such options are exercised, are terminated, or expire. Under the Company's Plan of Complete Liquidation, if Shoney's Options are not exercised prior to the final liquidating distribution record date, such cash, after providing for the expenses of the distribution thereof, will be distributed to the Company's shareholders. The final liquidating distribution record date will occur no earlier than December 31, 1998.

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

    The Company's Board does not currently intend to make any cash distributions to its shareholders until such time as the period for creditors of the Comapny to present written proof of their claims shall have expired, which period terminates on August 26, 1997. At such time, the Company's Board intends to review the assets and liabilities of the Company and consider the effect of all then known or anticipated liabilities, including the audit discussed in Note 3 below. After such review, the Company's Board intends to declare a distribution consisting of all of the then remaining cash other than cash in escrow, cash that the Company's Board deems necessary to satisfy liabilities (if any) and expenses associated with the audit discussed in Note 3 below, or cash required to be retained for holders of Shoney's Options. It is expected that such distribution will be made on or prior to September 8, 1997.

3.  TAX MATTERS

    On April 11, 1997, the Company received a notification from the Internal Revenue Service (the "IRS") indicating that the IRS would be auditing the Company's 1995 tax return. At the present time, the Company is not aware of any amounts that would be owed as a result of this review. However, any findings by the IRS which would result in additional monies owed by the Company would affect the Company's estimate of the remaining cash available for distribution. To the extent that the audit is not completed on or before August 26, 1997, the Board will consider the effect of the anticipated liabilities (if any) and expenses associated with the audit prior to declaring a distribution of the remaining cash available for distribution. There can be no assurance that the Board will not decide to delay any cash distribution pending the results of the audit.

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

RESULTS OF OPERATIONS

Prior to the Transaction, the Company's results of operations for the sixteen week period from December 30, 1996 to April 21, 1996 is presented in the accompanying financial statements. Since results for the current quarter only include the change in net assets in liquidation, the quarters are not comparable. Therefore, a comparison of material changes in results of operations is not applicable.

SIGNIFICANT OR UNUSUAL ITEMS

At December 31, 1995, the Company recorded a provision of $17.0 million to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's. During the first quarter of 1996, the Shoney's Common Stock price increased, resulting in an increase in the fair value of the consideration to be received by the Company. As a result of the increase in the Shoney's Common Stock price, the Company determined the valuation allowance was no longer required and reversed the allowance during the first quarter of 1996.

Other costs for the sixteen weeks ended April 21, 1996 included on the Consolidated Statements of Income includes $1.3 million of costs incurred in connection with the Transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no available short-term or long-term facilities. The Company believes that its present cash and cash equivalents, short-term investments, and earnings on such investments will allow it to implement its Plan of Complete Liquidation. The Company made its initial distribution under its Plan of Complete Liquidation on October 1, 1996 by distributing all of the Shoney's Common Stock received in the Transaction to its shareholders of record at September 24, 1996. As of October 6, 1996, the Company has approximately $4.8 million in assets in excess of its liabilities. The Company does not currently intend to make any cash distributions to its shareholders until such time as the period for creditors of the Company to present written proof of their claims, if any, shall have expired. At such time, the Company's Board intends to review the assets and liabilities of the Company and consider the effect of all then known or anticipated liabilities and, after paying or making provision for all then known or anticipated liabilities, it intends to declare a distribution consisting of all of the then remaining cash other than cash in escrow, cash that the Company's Board deems necessary to satisfy liabilities (if any) and expenses associated with the audit discussed in Note 3 above, and the cash required to be retained for holders of Shoney's Options. It is expected that such distribution will be made on or prior to September 8, 1997.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a Marlin Services and the Aetna Casualty and Surety Company and Marlin Electric, Inc. v. TPI Restaurants, Inc. and Related Matters

    On March 7, 1996, the Company filed a civil action in the Circuit Court of Palm Beach County; captioned TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a Marlin Services, Inc. ("Marlin") and The Aetna Casualty and Surety Company. The Company contended, among other things, that Marlin breached terms of a maintenance service agreement that Restaurant had entered into with Marlin by failing to perform timely maintenance as required by the agreement, overcharging for parts and materials, improperly billing for labor and improper charging for overhead. On March 7, 1996, Marlin filed a separate action in the U.S. District
    Court of Virginia against Restaurants alleging among other things that Restaurants breached its contract with Marlin by failing to pay amounts owed under the contract. Marlin claimed damages in excess of $2.2 million through March 1996.

    On June 27, 1996, the Company entered into a settlement with Marlin. The settlement provided for the payment to Marlin of an aggregate of $1,150,000 in cash in settlement of the civil action brought by Marlin against Restaurants. Under the terms of the settlement agreement, Marlin was obligated to use settlement proceeds to fulfill its obligations with all subcontractors hired by Marlin to perform work under Marlin's maintenance service agreement with Restaurants, and Marlin was entitled to the excess, if any, after all of the subcontractors had been paid. No payment was to have been made to any subcontractor unless the subcontractor fully released Restaurants from any liability and released all liens, if any, filed against Restaurants. As part of the settlement, mutual releases were exchanged among the parties and the two civil actions were dismissed.

    On March 12, 1997, the Company amended the settlement agreement with Marlin pursuant to which the Company paid Marlin $95,000 of the remaining settlement funds on March 3, 1997. The remainder of the settlement funds, in the amount of approximately $69,000 will be held by the Company in an escrow account until such time as the Company is satisfied that Marlin has complied with all remaining obligations under the original settlement agreement. Marlin will not be able to apply for these funds until February 1, 1998. The Company also has the right to pay any subcontractors directly from this fund.



Other Proceedings

To the Company's knowledge, the Company and its subsidiaries are not party to any other outstanding lawsuits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

    27- Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K: (None)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  TPI ENTERPRISES, INC.
                                       (Registrant)


                                  By: /s/ Frederick W. Burford
                                     ---------------------------
Date  June 4, 1997                    Frederick W. Burford
                                      President, Chief Financial
                                      Officer and Secretary