Form 10-Q
period 1997-07-13
TPI ENTERPRISES INC
filed 1997-08-28
CIK 96919

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



For the quarterly period ended July 13, 1997       Commission file number 0-7961

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

                     Common Shares, Par Value $.01 per Share
                                (Title of Class)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----

       The number of shares outstanding of the registrant's common stock is 20,664,512 as of August 21, 1997.

PART I - FINANCIAL INFORMATION

Companies for which information is furnished:

     TPI Enterprises, Inc.(1)
     Telecom Plus Shared Tenants Services, Inc.(2)
     Maxcell Telecom Plus, Inc.(2)
     TPI Restaurants, Inc.(3)
     Insurex Agency, Inc.(3)(4)
     Insurex Benefit Administrators, Inc.(3)(4)
     TPI Entertainment, Inc.(3)
     TPI West Palm, Inc.(3)
     TPI Commissary, Inc.(3)(4)
     TPI Transportation, Inc.(3)(4)
     TPI Insurance Corporation (3)


(1) Dissolved under New Jersey law on December 31, 1996.

(2) Dissolved under Delaware law on August 19, 1997.

(3) Subsidiaries were sold to Shoney's Inc. in a transaction consummated on September 9, 1996. See Note 2 to Notes to Consolidated Financial Statements.

(4) Wholly-owned subsidiaries of TPI Restaurants, Inc.

ITEM 1. FINANCIAL STATEMENTS

TPI ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
--------------------------------------------------------------------------------


                                                                   JULY 13,  DECEMBER 29,
                                                                     1997        1996
                                                                   --------  ------------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS

  CASH AND CASH EQUIVALENTS                                         $  829      $1,190
  INVESTMENTS                                                        5,198       5,078
                                                                    ------      ------

          TOTAL ASSETS                                               6,027       6,268

LIABILITIES

  RESERVE FOR ESTIMATED COSTS DURING THE PERIOD OF LIQUIDATION         861       1,053
  ACCRUED EXPENSES                                                     287         480
                                                                    ------      ------

          TOTAL LIABILITIES                                          1,148       1,533
                                                                    ------      ------

NET ASSETS IN LIQUIDATION                                           $4,879      $4,735
                                                                    ======      ======


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

TPI ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(LIQUIDATION BASIS)
--------------------------------------------------------------------------------

                                                          (DOLLARS IN THOUSANDS)

NET ASSETS IN LIQUIDATION, DECEMBER 29, 1996                      $ 4,735

INVESTMENT EARNINGS                                                   144
                                                                  -------

NET ASSETS IN LIQUIDATION, JULY 13, 1997                          $ 4,879
                                                                  =======



TPI ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(GOING CONCERN BASIS)
--------------------------------------------------------------------------------

                                                   TWELVE       TWENTY-EIGHT
                                                WEEKS ENDED      WEEKS ENDED
                                               JULY 14, 1996    JULY 14, 1996
                                               -------------    -------------
                                                   (DOLLARS IN THOUSANDS)
RESTAURANT REVENUES                               $ 66,356         $ 151,290

COSTS AND EXPENSES:
  FOOD, SUPPLIES, AND UNIFORMS                      24,120            55,153
  RESTAURANT LABOR AND BENEFITS                     21,183            48,641
  RESTAURANT DEPRECIATION AND AMORTIZATION           2,707             6,301
  OTHER RESTAURANT OPERATING EXPENSES               12,620            29,029
  GENERAL AND ADMINISTRATIVE EXPENSES                4,728            11,696
  PROVISION FOR ASSET VALUATION                       (833)          (17,000)
  CLOSED UNIT RESERVE                                4,657             4,657
  RESTRUCTURING                                       (136)             (170)
  OTHER                                              5,247             7,113

          TOTAL COSTS AND EXPENSES                  74,293           145,420

OPERATING INCOME                                    (7,937)            5,870

OTHER INCOME AND EXPENSES:
  INTEREST INCOME                                     (202)             (507)
  INTEREST EXPENSE                                   2,454             5,951

          TOTAL OTHER INCOME AND EXPENSES            2,252             5,444

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                 (10,189)              426

PROVISION FOR INCOME TAXES                            --                --
                                                  --------         ---------

NET INCOME (LOSS)                                 $(10,189)        $     426
                                                  ========         =========

NET INCOME (LOSS) PER COMMON SHARE                $  (0.49)        $    0.02
                                                  ========         =========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING          20,649            20,635
                                                  ========         =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

TPI ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(GOING CONCERN BASIS)

-----------------------------------------------------------------------------------------------------------

                                                                                   TWENTY-EIGHT WEEKS ENDED
                                                                                        JULY 14, 1996
                                                                                        --------------
                                                                                     (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                               $    426
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                             8,790
    DEFERRED INCOME TAXES                                                                      (184)
    RESERVE FOR RESTRUCTURING                                                                  (170)
    PROVISION FOR ASSET VALUATION                                                           (17,000)
    CLOSED UNIT RESERVE                                                                       4,657
    CHANGES IN ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE-TRADE                                                                 607
      LITIGATION SETTLEMENT RECEIVABLE                                                       30,000
      INVENTORIES                                                                             3,690
      OTHER CURRENT ASSETS                                                                    1,706
      OTHER ASSETS                                                                             (243)
      ACCOUNTS PAYABLE-TRADE                                                                 (2,219)
      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES                                         (6,844)
      RESERVE FOR RESTRUCTURING                                                              (1,836)
      INCOME TAXES CURRENTLY PAYABLE                                                           (128)
      OTHER LIABILITIES                                                                        (109)
                                                                                           --------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                          21,143

CASH FLOWS FROM INVESTING ACTIVITIES:
  ACQUISITION OF PROPERTY AND EQUIPMENT                                                      (2,012)
  DISPOSITION OF PROPERTY AND EQUIPMENT                                                         356
  OTHER                                                                                          63

          NET CASH USED IN INVESTING ACTIVITIES                                              (1,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
  NET BORROWINGS ON CREDIT FACILITIES                                                         1,000
  OTHER LONG-TERM DEBT PAYMENTS                                                                (992)
  COMMON SHARES ISSUED                                                                           69

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                              77
                                                                                           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    19,627

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                8,744
                                                                                           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 28,371
                                                                                           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  NON-CASH TRANSACTIONS:
    CAPITALIZED LEASE OBLIGATIONS ENTERED INTO                                             $    299
  CASH PAYMENTS (REFUNDS) DURING THE QUARTER FOR:
    INTEREST                                                                                  4,703
    INCOME TAXES PAID                                                                           294


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

      CONSOLIDATION - The consolidated statement of net assets in liquidation as of July 13, 1997, the consolidated statement of changes in net assets in liquidation for the period ended July 13, 1997 and the consolidated statement of income and the consolidated statement of cash flows for the period ended July 14, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated results of operations and the cash flows for the period ended July 14, 1996 have been made.

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

      Income per common share data for the twelve and twenty-eight weeks ended July 14, 1996 have been computed as that period is reported on the going concern basis of accounting. As the Company's options, warrants, and convertible debentures had an antidilutive effect during that period, earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

      INVESTMENT - The Company's $5,198,000 in investments at July 13, 1997 represent U.S. Treasury bills due August 28, 1997. At July 13, 1997, the cost of the investments, which includes accrued interest, approximates net realizable value.

2.    SHONEY'S, INC. TRANSACTION

      GENERAL - On September 9, 1996, the Company consummated the sale of substantially all of its assets to Shoney's pursuant to the terms of the Agreement.

      At December 31, 1995, the Company recorded a provision of $17.0 million to reduce the carrying value of the net assets to be exchanged to the estimated fair value of the consideration to be received from Shoney's. During the first quarter of 1996, the Shoney's Common Stock price increased, resulting in an increase in the fair value of the consideration to be received by the Company. As a result of the increase in the Shoney's Common Stock price, the Company determined the valuation allowance was not longer required and reversed the allowance during 1996.

      CONSIDERATION - In exchange for substantially all of the assets of the Company, including the shares of capital stock of TPI Restaurants, Inc. ("TPIR"), TPI Entertainment, Inc., and TPI Insurance Corporation, at the closing of the Transaction (the "Closing"), the Company received from Shoney's an aggregate of 6,785,114 shares of Shoney's Common Stock and was permitted to retain an amount in cash, including sufficient cash to pay the Company's remaining Specified Wind-up Expenses (as defined in the Agreement). As noted under the caption "Initial Distribution" below, on October 1, 1996, the 6,785,114 shares of Shoney's Common Stock were distributed to the Company's shareholders of record as of September 24, 1996.

      The Agreement entitled the Company to retain up to $7,500,000 in cash ("Retained Cash") and up to $7,350,000 to pay Specified Wind-up Expenses, in each case subject to certain adjustments. Approximately $1,150,000 in Retained Cash was exchanged for additional shares of Shoney's Common Stock pursuant to the Agreement, thereby reducing the amount of Retained Cash to approximately $6,350,000. Specified Wind-up Expenses are currently estimated to be approximately $1,300,000 in excess of the $7,350,000 allotment, which represents a payment to Shoney's at the Closing in settlement of certain liabilities or contingent liabilities which exceeded the liabilities agreed to be retained by Shoney's in the Agreement. The $1,300,000 payment included approximately $550,000 for Excess Repair and Maintenance Expenses (as defined in the Agreement).

      Current estimates indicate that Retained Cash will be approximately $4,856,000, or $0.235 per share of the Company's Common Stock. This assumes that no liabilities of the Company, other than those presently known, arise prior to its liquidation. This amount also assumes that the Company's actual liabilities are the same in amount as its budgeted liabilities; such actual liabilities may be higher or lower. Of the $4,856,000, a maximum of up to approximately $210,000 will be required to be retained by the Company for the benefit of holders of the stock options of the Company which were assumed by Shoney's in the Transaction ("Shoney's Options"), until such time as such options are exercised, are terminated, or expire. Under the Company's Plan of Complete Liquidation, if Shoney's Options are not exercised prior to the final liquidating distribution record date, such cash, after providing for the expenses of the distribution thereof, will be distributed to the Company's shareholders. As of August 21, 1997, none of the Shoney's Options were exercised. The final liquidating distribution record date will occur no earlier than December 31, 1998.

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

      On each of February 3, 10, and 17, 1997, the Company gave notice requiring all then-known creditors of the Company to present their claims in writing on or prior to August 26, 1997. In August 1997, the Company's Board intends to review the assets and liabilities of the Company and consider the effect of all then known or anticipated liabilities, including the audit discussed in Note 3 below. After such review, the Company's Board intends to declare a distribution consisting of all of the then remaining cash other than cash in escrow, cash that the Company's Board deems necessary to satisfy liabilities (if any) and expenses associated with the audit discussed in Note 3 below or cash required to be retained for holders of Shoney's Options. See Note 5 regarding subsequent event.

3.    TAX MATTERS

      On April 11, 1997, the Company received a notification from the Internal Revenue Service (the "IRS") indicating that the IRS would be auditing the Company's 1995 tax return. At the present time, the Company is not aware of any amounts that would be owed as a result of this review. However, any findings by the IRS which would result in additional monies owed by the Company would affect the Company's estimate of the remaining cash available for distribution. See Note 2. The Board considered the effect of the anticipated liabilities (if any) and expenses associated with the audit prior to declaring a distribution of the remaining cash available for distribution. See Note 5 regarding subsequent events. There can be no assurance that subsequent events will not cause the trustees of the liquidating trust to delay any cash distribution pending the results of the audit.

4.    RESTAURANT CLOSINGS

      During the second quarter of 1996, the Company closed ten of its Shoney's restaurants and one of its Captain D's restaurants. These underperforming restaurants were closed to reduce overhead and the impact of the projected cash flows. In connection with these closings, the Company recorded a provision of $4,657,000 to write-down the related assets of these restaurants to $5,050,000 which was their estimated fair value at July 14, 1996 and to record liabilities associated with the closing of these locations. These liabilities included the cost of future lease payments and other expenses. The Company reclassified the $5,050,000 discussed above from property, plant and equipment to assets held for sale on its balance sheet at July 14, 1996. The reserve for closed stores and the estimated fair value of the remaining assets of these stores includes management's best estimates.

5.    SUBSEQUENT EVENT

      STOCK TRANSFER BOOKS - The Company closed its stock transfer books and other records, effective as of the close of business on August 21, 1997. No further trading of shares of Common Stock of the Company will be allowed from and after August 21, 1997 and all shares of the Company's Common Stock then outstanding, as reflected on the Company's stock transfer books, will represent only the right to receive a pro rata portion of the assets distributed in liquidation. SHAREHOLDERS SHOULD SURRENDER THEIR SHARES OF COMMON STOCK OF THE COMPANY TO THE COMPANY'S STOCK TRANSFER AGENT, AMERICAN STOCK TRANSFER & TRUST COMPANY, 6201 15TH AVENUE, BROOKLYN, NEW YORK, 11219, FOR CANCELLATION.

      LIQUIDATING TRUST - On August 21, 1997, the Company distributed all of its assets and liabilities to a liquidating trust. The trustees of the liquidating trust are Frederick W. Burford and Paul James Siu. Mr. Burford and Mr. Siu each own less than 1% of the outstanding shares of Common Stock of the Company as of August 21, 1997 (in each case, excluding options which are due to expire on September 8, 1997 and which are not anticipated to be exercised prior to such time). Mr. Burford is acting as administrative officer of the liquidating trust and as compensation therefor is being paid $2,500 per fiscal quarter until the liquidation is completed, which is anticipated to occur in January 1999.

      The agency agreement (the "Agency Agreement") governing the liquidating trust provides for the formation of a liquidating trust to determine and pay or otherwise satisfy or finally provide for all then remaining claims of creditors and other liabilities of the Company, including costs and expenses of the trustees and the amounts held back for the benefit of the holders of Shoney's Options. The Agency Agreement provides that the liquidating trust shall not engage in a trade or business and shall not take any actions except for the purpose of winding up its affairs. The trustees have been granted with the power, among other things, to collect assets and to pay, satisfy, and discharge the debts and other liabilities of the liquidating trust. Pursuant to the terms of the Agency Agreement, the trustees will distribute at least annually any proceeds from the sale of assets or income from investments, subject to retention of a reasonable amount of proceeds or income to meet claims and contingent liabilities. The Agency Agreement also provides for mechanisms for effecting the final liquidation of the liquidating trust and the distribution of amounts, if any, due to holders of Shoney's Options upon their exercise.

      The term of the liquidating trust is until the earlier to occur of (i) August 21, 2000 or (ii) the date of distribution of all property then held by or for the account of the liquidating trust, but in no event earlier than December 31, 1998.

      INITIAL CASH DISTRIBUTION - On August 21, 1997, after reviewing the assets and liabilities of the liquidating trust, the trustees have authorized an initial distribution of approximately $4,856,000, or $.235 in cash per share of Common Stock, which represented substantially all of the assets of the liquidating trust, less a reserve for known or anticipated liabilities, including a holdback of up to approximately $210,000, or $.235 in cash per share of Common Stock issuable upon exercise of Shoney's Options, for the benefit of holders of Shoney's Options. Subject to no other claims arising from and after August 21, 1997 which would cause the trustees to revisit the propriety of making a distribution to shareholders at this time, the distribution will be payable on September 12, 1997 to shareholders of record as of the close of business on August 21, 1997.

      After the initial cash distribution is made, the liquidating trust will continue to hold assets as a reserve against certain claims, including by the holders of Shoney's Options, the tax audit discussed in Note 3 and other known or anticipated liabilities, through the termination of the liquidating trust. It is currently anticipated that complete liquidation of the liquidating trust will occur in January 1999. At that time, the remaining assets, if any, in the liquidating trust not required to satisfy obligations will be distributed to the holders of record of the Common Stock of the Company as of the close of business on August 21, 1997. It is currently anticipated that there will be no more than a nominal amount of cash, if any, to distribute at that time.

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

RESULTS OF OPERATIONS

Prior to the Transaction, the Company's results of operations for the twelve and twenty-eight week periods from April 20, 1997 and December 29, 1996 are presented in the accompanying financial statements. Since operations for the current year only include the change in net assets in liquidation, the quarters are not comparable. Therefore, a comparison of material changes in results of operations is not applicable.

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

Other costs for the sixteen and twenty-eight weeks ended July 14, 1996 included on the Consolidated Statements of Income included $3.4 and $4.7 million of costs incurred in connection with the Transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Company has no available short-term or long-term facilities. The Company believes that its present cash and cash equivalents, short-term investments, and earnings on such investments will allow it to implement its Plan of Complete Liquidation. The Company made its initial distribution under its Plan of Complete Liquidation on October 1, 1996 by distributing all of the Shoney's Common Stock received in the Transaction to its shareholders of record at September 24, 1996. As of July 13, 1997, the Company had approximately $4.9 million in assets in excess of its estimated liabilities. The Company does not currently intend to make any cash distributions to its shareholders until such time as the period for creditors of the Company to present written proof of their claims, if any, shall have expired. At such time, the Company's Board intends to review the assets and liabilities of the Company and consider the effect of all then known or anticipated liabilities and, after paying or making provision for all then known or anticipated liabilities, it intends to declare a distribution consisting of all of the then remaining cash other than the cash required to be retained for holders of Shoney's Options. See Note 5 regarding subsequent event.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a
      Marlin Services, and the Aetna Casualty and Surety Company and Marlin Electric, Inc. v. TPI Restaurants, Inc. and Related Matters

   On March 7, 1996, the Company filed a civil action in the Circuit Court of Palm Beach County; captioned TPI Restaurants, Inc. v. Marlin Services, Inc., Marlin Electric, Inc., d/b/a Marlin Services, Inc. ("Marlin"), and The Aetna Casualty and Surety Company. The Company contended, among other things, that Marlin breached terms of a maintenance service agreement that Restaurant had entered into with Marlin by failing to perform timely maintenance as required by the agreement, overcharging for parts and materials, improperly billing for labor, and improper charging for overhead. On March 7, 1996, Marlin filed a separate action in the U.S. District Court of Virginia against TPIR alleging among other things that TPIR breached its contract with Marlin by failing to pay amounts owed under the contract. Marlin claimed damages in excess of $2.2 million through March 1996.

   On June 27, 1996, the Company entered into a settlement with Marlin. The settlement provided for the payment to Marlin of an aggregate of $1,150,000 in cash in settlement of the civil action brought by Marlin against TPIR. Under the terms of the settlement agreement, Marlin was obligated to use settlement proceeds to fulfill its obligations with all subcontractors hired by Marlin to perform work under Marlin's maintenance service agreement with TPIR, and Marlin was entitled to the excess, if any, after all of the subcontractors had been paid. No payment was to have been made to any subcontractor unless the subcontractor fully released TPIR from any liability and released all liens, if any, filed against TPIR. As part of the settlement, mutual releases were exchanged among the parties and the two civil actions were dismissed.

   On March 12, 1997, the Company amended the settlement agreement with Marlin pursuant to which the Company paid Marlin $95,000 of the remaining settlement funds on March 3, 1997. The remainder of the settlement funds, in the amount of approximately $70,000, will be held by the Company in an escrow account until such time as the Company is satisfied that Marlin has complied with all remaining obligations under the original settlement agreement. Marlin will not be able to apply for these funds until February 1, 1998. The Company also has the right to pay any subcontractors directly from this fund.

OTHER PROCEEDINGS

To the Company's knowledge, the Company and its subsidiaries are not party to any other outstanding lawsuits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits:

            27- Financial Data Schedule (SEC Use Only)

       (b)  Reports on Form 8-K:

            None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                TPI ENTERPRISES, INC.
                                (Registrant)


Date:  August 27, 1997          By: /s/ Federick W. Burford
----------------------          ------------------------------------------------
                                Frederick W. Burford
                                Trustee of the TPI Enterprises Liquidating Trust